Form 10QSB
period 1995-03-31
SAZTEC INTERNATIONAL INC
filed 1995-05-15
CIK 801354

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                    FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1995
                         Commission File Number 0-15353


                            SAZTEC INTERNATIONAL, INC.



                    CALIFORNIA                 33-0178457
          (State or Other Jurisdiction of   (I.R.S. Employer
          Incorporation or Organization)    Identification Number)



                      43 MANNING ROAD, BILLERICA, MA  01821
              (Address of Principal Executive Offices and Zip Code)


                                (508) 262-9600
                        (Registrant's Telephone Number)


                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X             No
                         ---                 ---





The number of shares outstanding of registrant's Common Stock at May 5, 1995 was 12,543,851 shares.

                          SAZTEC INTERNATIONAL, INC.
                                FORM 10-QSB
                         QUARTER ENDED MARCH 31, 1995


                                 CONTENTS



                          DESCRIPTION                               PAGE


PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets                                    3 - 4

     Consolidated Statements of Operations and Accumulated
           Deficit                                                  5 - 6

     Consolidated Statements of Cash Flow                           7 - 9

     Notes to Consolidated Financial Statements                     10-11

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         12-13



PART II - OTHER INFORMATION

     Legal Proceedings                                               14

     Changes in Securities                                     Not Applicable

     Defaults Upon Senior Securities                           Not Applicable

     Submission of Matters to a Vote of Security Holders             14

     Other Information                                               14

     Exhibits and Reports on Form 8-K                                14

     Signatures                                                      15

                SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND JUNE 30, 1994




                                                   MAR 31,          JUNE 30,
                                                    1995              1994
                                                    ----              ----
                                                  (Unaudited)

CURRENT ASSETS

   Cash and short term investments                $  1,062,478     $   386,263
   Restricted cash                                      67,567         136,453
   Accounts receivable, less allowance
     for doubtful accounts                           2,327,238       3,428,679
   Work in process                                     463,780         572,944
   Prepaid expenses and other current assets           350,650         364,196
                                                   ------------    ------------

Total current assets                                 4,271,713       4,888,535



PROPERTY AND EQUIPMENT, NET                          1,436,142       2,007,078



OTHER ASSETS

   Deposits and other assets                           164,451         108,707
   Goodwill and other intangible assets,
     less accumulated amortization                     225,635         507,546
                                                  ------------    ------------

TOTAL ASSETS                                      $  6,097,941    $  7,511,866
                                                  ------------    ------------
                                                  ------------    ------------








                            See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1995 AND JUNE 30, 1994

                       LIABILITIES AND STOCKHOLDERS' EQUITY



                                                               MAR 31,         JUNE 30,
                                                                1995             1994
                                                                ----             ----
                                                              (Unaudited)

CURRENT LIABILITIES

 Notes payable                                                 $    745,153   $  1,090,664
 Common stock subject to repurchase                                  80,000         80,000
 Accounts payable                                                   947,253      1,293,779
 Accrued liabilities                                              1,124,824        984,606
 Customer deposits                                                1,027,974        501,426
 Income taxes payable                                                47,702         45,377
 Current portion of long term debt and
  capital lease obligations                                         262,322        274,824
                                                               ------------   ------------

Total current liabilities                                         4,235,228      4,270,676

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                        342,568        296,497

COMMON STOCK SUBJECT TO REPURCHASE                                   20,000         80,000

COMMITMENTS AND CONTINGENT LIABILITIES                                ---             ---

STOCKHOLDERS' EQUITY

 Preferred stock-no par value; 1,000,000 shares
  authorized and no shares issued at March 31, 1995
  and June 30, 1994                                                   ---             ---
 Common stock-no par value; 20,000,000 shares
  authorized; 12,253,851 shares issued at
  March 31, 1995 and 10,687,799 shares issued at
  June 30, 1994, respectively                                    10,947,311     10,163,998
 Contributed capital                                                 14,498         14,498
 Accumulated deficit                                             (9,316,612)    (7,112,053)
 Cumulative translation adjustment                                 (145,052)      (201,750)
                                                               ------------   ------------

 Total stockholders' equity                                       1,500,145      2,864,693
                                                               ------------   ------------

 Total liabilities and stockholders' equity
                                                               $  6,097,941   $  7,511,866
                                                               ------------   ------------
                                                               ------------   ------------

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                          1995                1994
                                                                          ----                ----

Revenues                                                           $   3,501,719       $   4,277,463
Direct costs of revenue                                                2,772,882           3,335,766
                                                                   --------------      --------------

Gross profit                                                             728,837             941,697
Selling, general & administrative expenses                             1,589,257           1,105,380
                                                                   --------------      --------------

Operating income (loss)                                                 (860,420)           (163,683)

Other income (expense):
  Loss on disposal of division (Note 3)                                 (401,763)               ---
  Interest expense                                                       (64,296)            (29,077)
                                                                   --------------      --------------

Loss from operations before provision (benefit) for income
  taxes and extraordinary item                                        (1,326,479)           (192,760)
Provision (benefit) for income taxes                                     (21,616)             57,097
                                                                   --------------      --------------

Loss before extraordinary item                                        (1,304,863)           (249,857)
Extraordinary item:  Gain on extinguishment of debt                       ----                71,119
                                                                   --------------      --------------

Net loss                                                              (1,304,863)           (178,738)
Provision for dividends on preferred stock                                 ---                 ---
                                                                   --------------      --------------

Net loss applicable to common shareholders                            (1,304,863)           (178,738)
Accumulated deficit at beginning of period                            (8,011,749)         (6,413,775)
                                                                   --------------      --------------

Accumulated deficit at end of period                               $  (9,316,612)      $  (6,592,513)
                                                                   --------------      --------------
                                                                   --------------      --------------

Primary loss per share of common stock:
  Loss from operations                                             $        (.11)      $        (.03)
                                                                   --------------      --------------
                                                                   --------------      --------------
  Extraordinary item                                               $     ---           $         .01
                                                                   --------------      --------------
                                                                   --------------      --------------
  Net loss applicable to common shareholders                       $        (.11)      $        (.02)
                                                                   --------------      --------------
                                                                   --------------      --------------
  Weighted average number of shares                                   12,075,184           9,883,191
                                                                   -------------       --------------
                                                                   -------------       --------------


                              See accompanying notes.

                    SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                                                          1995                1994
                                                                          ----                ----

Revenues                                                            $ 10,669,163        $ 13,853,299
Direct costs of revenue                                                8,671,924          10,564,356
                                                                    -------------       -------------

Gross profit                                                           1,997,239           3,288,943
Selling, general & administrative expenses                             3,671,182           3,265,699
                                                                    -------------       -------------

Operating income (loss)                                               (1,673,943)             23,244

Other income (expense):
 Loss on disposal of division (Note 3)                                  (401,763)              ---
 Interest expense                                                       (128,853)           (180,558)
                                                                    -------------       -------------

Loss from continuing operations before benefit for income             (2,204,559)           (157,314)
 taxes and extraordinary item
Provision (benefit) for income taxes                                      ---                166,256
                                                                    -------------       -------------

Loss before extraordinary item                                        (2,204,559)           (323,570)
Extraordinary item:  Gain on extinguishment of debt                       ---                 71,119
                                                                    -------------       -------------

Net loss                                                              (2,204,559)           (252,451)
Provision for dividends on preferred stock                                ---                (85,000)
                                                                    -------------       -------------

Net loss applicable to common shareholders                            (2,204,559)           (337,451)
Accumulated deficit at beginning of period                            (7,112,053)         (6,255,062)
                                                                    -------------       -------------

Accumulated deficit at end of period                                $ (9,316,612)       $ (6,592,513)
                                                                    -------------       -------------
                                                                    -------------       -------------

Primary loss per share of common stock:
 Loss from continuing operations                                    $       (.19)       $       (.05)
                                                                    -------------       -------------
                                                                    -------------       -------------
 Extraordinary item                                                 $     ---           $        .01
                                                                    -------------       -------------
                                                                    -------------       -------------
 Net loss applicable to common shareholders                         $       (.19)       $       (.05)
                                                                    -------------       -------------
                                                                    -------------       -------------
 Weighted average number of shares                                    11,361,643           6,492,015
                                                                    -------------       -------------
                                                                    -------------       -------------



                              See accompanying notes.

                    SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                          1995                1994
                                                                          ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (2,204,559)       $   (252,451)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                      1,053,884             795,009
    Loss on sale of equipment                                            345,457               5,583
    Interest forgiven                                                      ---               (39,286)
    Gain on extinguishment of debt                                         ---               (71,119)
    Other                                                                 16,286             (20,658)
    Provision for bad debts                                               14,198              30,569
    Change in assets and liabilities net of the effects
      of acquisitions:
      Accounts receivable                                              1,154,890              19,144
      Work in process                                                    123,798             155,704
      Prepaid expenses and other assets                                 (121,349)             28,642
      Deposits and other assets                                            1,290              24,924
      Accounts payable                                                  (340,786)           (268,869)
      Accrued liabilities                                                 97,990            (122,629)
      Customer deposits                                                  499,561             (80,043)
      Bank overdraft                                                        ---             (146,850)
      Income taxes payable                                                  ---              166,255
                                                                    ---------------     ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                640,660             223,925
                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (252,618)           (163,435)
  Proceeds from sales of equipment                                        30,644             156,267
                                                                    ---------------     ---------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (221,974)             (7,168)
                                                                    ---------------     ---------------




                             See accompanying notes.

                    SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                          1995                1994
                                                                          ----                ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in restricted cash                                      $     71,021        $    209,097
   Payments received on notes receivable                                  93,413              77,797
   Payments on stockholder's note                                          ---               (40,000)
   Principal payments on long-term debt and capital lease
      obligations                                                       (412,227)           (889,991)
   Borrowings on notes payable                                         3,951,143           6,152,450
   Payments on notes payable                                          (4,124,588)         (6,728,862)
   Net proceeds from issuance of common stock                            729,688           1,172,967
   Payments on common stock repurchase obligation                        (60,000)            (60,000)
                                                                    --------------      --------------

Net cash provided by (used in) financing activities                      248,450            (106,542)
                                                                    --------------      --------------

Effect on exchange rate changes in cash                                    9,079              12,088
                                                                    --------------      --------------

Net increase in cash                                                     676,215             122,303
Cash and short-term investments at
   beginning of period                                                   386,263             673,625
                                                                    --------------      --------------

Cash and short-term investments at end of period                    $  1,062,478        $    795,928
                                                                    --------------      --------------
                                                                    --------------      --------------

Supplemental disclosures of cash flow information:
   Purchase of property and equipment through capital
     lease obligations                                              $    205,061        $    295,092
                                                                    --------------      --------------
                                                                    --------------      --------------

   Cash paid during the period for:
     Interest                                                       $     124,420        $    290,413
                                                                    --------------      --------------
                                                                    --------------      --------------
     Income taxes                                                   $      ---          $      ---
                                                                    --------------      --------------
                                                                    --------------      --------------

Purchase of outstanding minority interest of Saztec Europe,
   Ltd. through issuance of common stock:
     Increase in goodwill                                           $     53,625        $      ---
                                                                    --------------      --------------
                                                                    --------------      --------------



                             See accompanying notes.

                       SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)
                                   (CONTINUED)



                                                                          1995                1994

Conversion of preferred stock into common stock                     $       ---         $  1,822,188
Payment of accrued dividends through the issuance of
   common stock                                                             ---               85,000
Write-off of unamortized debt issue costs                                   ---              (21,093)
                                                                    --------------      --------------
   Increase in common stock                                         $       ---         $  1,886,095
                                                                    --------------      --------------
                                                                    --------------      --------------

Conversion of convertible debt into common stock                    $       ---         $  1,750,000
Payment of accrued interest through the issuance of  common
   stock                                                            $       ---         $     18,812
                                                                    --------------      --------------
   Increase in common stock                                         $       ---         $  1,768,812
                                                                    --------------      --------------
                                                                    --------------      --------------

Conversion of account payable into long-term debt                   $       ---         $    318,104
                                                                    --------------      --------------
                                                                    --------------      --------------


Reduction of account payable in exchange for investment in
   SAZTEC Philippines, Inc.                                         $       ---         $     68,525
                                                                    --------------      --------------
                                                                    --------------      --------------


               SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1995 AND 1994
                                (UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES


The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and changes in cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Certain reclassifications have been made in the fiscal 1994 financial statements to conform with the current year's presentation.

NOTE 2.  COMMON STOCK

On October 5, 1994, the Company sold 1,226,052 shares of unregistered Common Stock of the Company for $750,000, to Tallard B.V. ("Tallard") pursuant to a Stock Purchase Agreement (the "Agreement"). The proceeds from the sale were received in installments through December 31, 1994. The proceeds were used to fund capital equipment acquisitions and working capital requirements of the Company. With this purchase, Tallard and its affiliates owned 4,129,364 shares of Common Stock of the Company on March 31, 1995.

ISSUANCE OF COMMON STOCK

During the quarter ended March 31, 1994, the Company completed three separate private placements generating $1,051,729, net of issuance costs, in exchange for 1,100,000 unregistered shares of the Company's Common Stock and warrants to issue an additional 1,287,500 shares at $1.375 per share. One of the private placements of 750,000 shares was with a group of individuals unrelated to the Company ("the Meyerson Group"). One of the transactions representing 250,000 shares was with Tallard, B.V., a greater than 5% stockholder of the Company.
The remaining transaction for 100,000 shares was with a member of the Company's Board of Directors.

Subsequent to the completion of these transactions, certain members of the Meyerson Group alleged certain disclosure violations by the Company in the offering documents relating to the Meyerson Group offering. The Company denied the allegations and believes they were without merit. However, in order to avoid the potential cost of litigation, the Company agreed to issue additional unregistered Common Stock of 250,000 shares to the Meyerson Group, 83,333 shares to Tallard, and 33,333 shares to the member of the Board. The Company has also agreed to decrease the warrant price to $1.125 per share for all of the underlying warrants. In exchange for these modifications to the original private placements, the purchasers have agreed to release the Company from all claims arising out of the three private placements.

Additionally, the Company granted certain demand registration rights to the Meyerson Group on the 1,000,000 shares they now own. On February 1, 1995, the Company received notification from the Meyerson Group of the exercise of this registration right.

NOTE 3.  LOSS ON DISCONTINUED DIVISION

In February, 1995, management decided to discontinue the Financial Transaction Processing Division ("FTP"). Management is currently in negotiations to sell the division. The disposal is expected to be completed by June, 1995. During the quarter ended March 31, 1995, the Company recorded an expected loss on the disposal of $401,763. The expected loss on disposal included an estimated loss of $63,108 from operations for March 31, 1995 until the final disposal date. At March 31, 1995, current assets and total assets of the FTP division were $226,099 and $302,999, respectively. At June 30, 1994, current assets and total assets were $287,593 and $704,520, respectively. The operating results for FTP for the three and nine month periods ended March 31, 1995 and 1994 are as follows:

                                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                1995            1994
                                                ----            ----

   Revenue                                 $   247,298     $   421,486
   Gross Profit (Loss)                         (32,238)         42,433
   Operating Income (Loss)                 $   (78,056)    $    41,522


                                     FOR THE NINE MONTHS ENDED MARCH 31,

                                                1995            1994
                                                ----            ----

Revenue                                    $ 1,029,488     $ 1,091,456
Gross Profit (Loss)                            (31,889)         10,826
Operating Income (Loss)                    $  (126,455)    $      (275)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Revenue for the nine months ended March 31, 1995, decreased to $10,669,163 from $13,853,299. Revenue for the quarter ended March 31, 1995 decreased to $3,501,719 from $4,277,463 for the same period in the prior year. These decreases are primarily due to the decreases in revenue from the electronic publishing industry. The electronic publishing industry generated revenue of $4,784,248 and $1,573,279 for the nine month and third quarter periods of fiscal 1995 compared to $6,885,933 and $2,009,053 for the same periods in the prior year. For the nine months ended March 31, revenue from the electronic publishing industry included $257,776 in 1995, and $1,163,138 in 1994, from separate projects for one domestic client. These projects are essentially completed, but are expected to provide an additional $50,000 of revenue during the remaining months of fiscal 1995.

The decline in electronic publishing revenue is due primarily to the completion of major projects which have not yet been replaced. Included in the electronic publishing industry, the Company has anticipated an increase in the compound document conversion marketplace. However, this emerging market is subject to ongoing evaluations by end users and, consequently, the demand for the Company's services has not met expectations. Management currently anticipates the domestic revenue from the electronic publishing industry will be approximately $250,000 for the fourth quarter of fiscal 1995. For the nine months ended March 31, 1995, the revenue generated by the domestic electronic publishing industry was $745,443. For the year ended June 30, 1994, the revenue generated by the domestic electronic publishing industry was $2,387,000.

Revenue from other industries for the nine and three month periods ended March 31, 1995 was $3,099,348 and $1,235,584, respectively. The revenue generated during the same periods in the prior year was $3,698,295 and $1,064,247, respectively. Part of the nine month decrease was due to the Company's sale of the Kansas City Data Entry and the Scanning America divisions in October, 1993. For the nine months ended March 31, 1994, these divisions generated revenue of $292,011. Another reason for the decline was a drop in services performed for medical claims processing clients. For the nine months ended March 31, 1994, medical claims processing services generated aggregate revenue of $262,312 for three insurance companies. Due to technological advancements by the insurance companies that replaced the need for the Company's services, these clients did not generate revenue during the nine months ended March 31, 1995. The remainder of the decline in revenue was not due to any specific occurrence. Management currently expects revenue from other industries to return to near its historic levels as reflected in the three month results.

Revenue from other services for the nine and three month periods ended March 31, 1995 was $2,785,517 and $692,857, respectively. The revenue generated for the same periods in 1994 was $3,269,071 and $1,064,247, respectively. Included in revenue from other services is the revenue generated by the Company's Financial Transaction Processing (FTP) division. During the first quarter of fiscal 1995, the Company was notified by two clients that they were not renewing the contracts scheduled to expire in January 1995. In February, 1995, the Company decided to discontinue the FTP division. The disposal is expected to be completed by June 30, 1995. During the quarter ended March 31, 1995, the Company recognized an estimated loss on the disposal of $401,763 including an estimate of the operating loss of $63,108 for the quarter ending June 30, 1995. The revenue and operating losses generated by the FTP division for the nine and three month periods ended March 31, 1995 were $1,029,488 and $(126,455), and $247,298 and $(78,056), respectively. The revenue and operating income or
(loss) for the nine and three month periods ended March 31, 1994 were $1,091,456 and $(275), and $421,486 and $41,522, respectively.

During the past three years, the Company has closed or sold non-profitable operations. This is a continuing effort by the Company to evaluate the profitability prospects of each of its services and divisions and to eliminate those that are not likely to attain profitability in the foreseeable future.

During the five year period ending June 30, 1994, the revenue generated from foreign sources has ranged from 14% to 51%. Management currently expects SAZTEC Europe, Ltd. and its subsidiaries to generate approximately 55% of the expected fiscal 1995 revenue. For the nine months ended March 31, 1995, revenue from foreign sources was 53% of the Company's total revenue compared to 50% for the same period in the prior year.

For the nine months ended March 31, 1995, the gross profit percentage was 19% as compared to 24% for the same period in the prior year. During the quarter ended September 30, 1994, management decided to close the Dayton office and consolidate the compound document imaging services into Advanced Automation Associates, a wholly owned subsidiary located in the New England area. As a result, $116,800 was charged to cost of revenues for the lease abandonment and severance costs. The gross profit percentage was also adversely affected by the decline in revenue and the fixed nature of certain of the costs of revenue.

As a percentage of revenue, selling, general and administrative (SG&A) expenses increased to 34% of revenues in the nine months of fiscal 1995 from 24% in 1994. As a dollar amount, SG&A expense increased to $3,671,182 compared to $3,265,699 for the same period in the prior year. However, included in the quarter ended March 31, 1995 was $411,134, in aggregate, from one time charges. These charges are primarily attributable to the accelerated amortization of the intangible assets that were recorded pursuant to the acquisition of Castle Microfilm, Ltd., a wholly owned subsidiary of Saztec Europe, Ltd., in November, 1991, lease abandonment charges from the consolidation of facilities for Castle Microfilm, and employee termination costs.

CAPITAL RESOURCES AND LIQUIDITY
On October 5, 1994, the Company entered into a private placement agreement with Tallard B.V., a Netherlands Corporation, ("Tallard") whereby the Company issued an aggregate of 1,226,052 shares of unregistered Common Stock in exchange for $750,000. The proceeds were received in installments with the final installment received on December 31, 1994. The proceeds from the private placement were used to reduce debt, fund fixed asset acquisitions and working capital requirements.

The Company's primary credit facility provides for borrowings of up to $750,000 based on a percentage of outstanding domestic trade receivables. On May 8, 1995, the Company had borrowed $747,356 under its revolving credit agreement and had qualified for additional borrowings of $2,644. The revolving credit agreement is secured by substantially all domestic assets of the Company, including the stock of subsidiaries, and is scheduled to expire on May 22, 1995. The lender has indicated it does not presently intend to renew the credit agreement under the existing terms due to the Company's planned relocation of its headquarters to the New England area. Management is having ongoing discussions with the lender in order to negotiate an extension of the revolving credit agreement with acceptable terms. Management has also initiated discussions with other lenders in the New England area.

As shown in the Consolidated Statements of Cash Flows, the Company incurred a positive cash flow from operations of $640,660 in fiscal 1995 compared with $223,925 for the prior year. The increase in cash flow is due to collections of accounts receivable and customer deposits partially offsest by payments of accounts payable.

The liquidity of the Company could be adversely affected in the fourth quarter of fiscal 1995 by (i) the scheduled maturity of the revolving credit facility on May 22, 1995, and (ii) additional working capital requirements to support projected revenue increases during the remainder of fiscal 1995 and beyond. The Company is exploring and will continue to explore opportunities to alleviate the liquidity pressures, including replacement of the revolving credit facility and additional private placements. There can be no assurances that the Company will be successful in these or any other efforts. The failure of the Company to solve its short-term liquidity pressures could directly affect the ability of the Company to operate as a going concern.

                          SAZTEC INTERNATIONAL,  INC.
                          MARCH 31, 1995 FORM 10-QSB
                          PART II - OTHER INFORMATION



ITEM 3.  LEGAL PROCEEDINGS

During May 1992, an action was brought against the Company in Federal Court by a former employee of a subsidiary of the Company alleging breach of contract by the Company in connection with the employment and termination of the employee. In October, 1993, the action was dismissed by the Court. In December, 1993, the former employee refiled the action in State Court. The Company is vigorously defending itself in this matter and a trial date has been scheduled for June, 1995. At present, management and counsel believes that if the Company were to lose, the outcome of this action, if any, will not exceed $100,000 in damages plus the former employee's legal fees. However, management and counsel believe the Company will prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The Annual Meeting of Shareholders was held on February 15, 1995. All Directors were re-elected to serve for another year. There was no solicitation in opposition to management nominees. The results of the other actions at the meeting are as follows:

    1.     Proposal to amend the Bylaws:
                  For:   9,986,079    Against:   71,900     Abstain:   19,750

    2.     Proposal to approve the Saztec International, Inc. 1995 Stock Option
           Plan:
                  For:   6,887,813    Against:  138,893     Abstain:   26,000

    3. Proposal to approve the Saztec International, Inc. 1995 Non-Employee Directors Stock Option Plan:
                  For:   6,909,085    Against:  121,325     Abstain:   25,220

ITEM 5.        OTHER INFORMATION

           CHIEF FINANCIAL OFFICER

On April 25, 1995, Mr. Donald Campbell was appointed Chief Financial Officer and Treasurer. The prior Treasurer, David Roberts will be leaving the Company at the end of June in connection with the Company's relocation of its corporate headquarters to the New England area.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS:


ITEM NUMBER UNDER
REGULATIONS S-K ITEM 601    DESCRIPTION OF EXHIBIT            PAGE

            (11)            Statement Re: Computation          16
                            Per Share Earnings

    (b)   REPORTS ON FORM 8-K
          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     SAZTEC INTERNATIONAL, INC.
     (REGISTRANT)



DATE:  MAY 11, 1995           BY:  /S/ DONALD CAMPBELL
                                   -------------------------------------
                                   DONALD CAMPBELL
                                   CHIEF FINANCIAL OFFICER, TREASURER




                               BY:     /S/ DAVID W. ROBERTS
                                   ------------------------------------
                                   DAVID W. ROBERTS
                                   SENIOR VICE PRESIDENT

                          SAZTEC INTERNATIONAL, INC.
                          MARCH 31, 1995 FORM 10-QSB

        COMPUTATION OF SHARES USED FOR EARNINGS PER SHARE CALCULATION
                         OF COMMON STOCK OUTSTANDING



                                                                             Common         Days          Weighted
For the Nine Months Ended March 31,                                          Stock      Outstanding        Average
                                                                             -----      -----------        -------

1995
- ----


July 1 - March 31                                                          10,687,799            274     10,687,799
Repurchase of common stock                                                    (30,000)       various        (19,927)
Shares issued pursuant to a private placement                               1,226,052        various        630,925
Shares issued pursuant to a price adjustment to a private placement           250,000             54         49,270
Share issued pursuant to the achievement of earn out targets                  120,000             31         13,576
                                                                                                       ---------------


                                                                                                         11,361,643
                                                                                                       ---------------
                                                                                                       ---------------

1994
- ----

July 1 - March 31                                                           4,766,384            274      4,766,384
Repurchase of common stock                                                    (30,000)       various        (19,927)
Shares issued pursuant to private placements                                1,113,333        various        122,871
Shares issued pursuant to stock options exercised                              76,800        various         54,380
Issuance pursuant to market value adjustment                                   10,000            146          5,328
Shares issued pursuant to conversion of convertible debt and
   accrued interest                                                         2,353,312             91        781,575
Shares issued pursuant to conversion of preferred stock and
accrued dividends                                                           2,352,800             91        781,404
                                                                                                       ---------------
                                                                                                          6,492,015
                                                                                                       ---------------
                                                                                                       ---------------


For the three months ended March 31,
1995
- ----
January 1 - March 31                                                       11,893,851             90     11,893,851
Repurchase of common stock                                                    (10,000)            90        (10,000)
Shares issued pursuant to a price adjustment to a private placement           250,000             54        150,000
Share issued pursuant to the achievement of earn out targets                  120,000             31         41,333
                                                                                                       ---------------

                                                                                                         12,075,184
                                                                                                       ---------------
                                                                                                       ---------------

1994
- ----
January 1 - March 31                                                        9,550,829             90      9,550,829
Repurchase of common stock                                                    (10,000)            90        (10,000)
Shares issued pursuant to private placement                                 1,113,333        Various        342,222
Shares issued pursuant to stock options exercised                               1,800              7            140
                                                                                                       ---------------
                                                                                                          9,883,191
                                                                                                       ---------------
                                                                                                       ---------------

