Form 10KSB40
SAZTEC INTERNATIONAL INC
filed 1995-09-28
CIK 801354

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15353
                          -----------------------------
                           SAZTEC INTERNATIONAL, INC.


        CALIFORNIA                                    33-0178457
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

                43 MANNING ROAD, BILLERICA, MASSACHUSETTS   01821
                     (Address of Principal Executive Office)

                                 (508) 262-9600
                         (Registrant's Telephone Number)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No
                       -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the fiscal year ended June 30, 1995, are $13,596,848.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the NASDAQ System) on September 21, 1995 was approximately $3,135,963. As of September 21, 1995, there were 12,543,851 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
Saztec International, Inc. (the "Company") is a provider of information management services. The Company specializes in a broad range of services that help customers manage the conversion of information (data, text, graphics) from traditional media (paper, microform) to computer usable formats and media.

Saztec has extensive experience in creating and maintaining text and image databases, and has been actively involved in providing these services to customers since the Company's inception.

The Company also offers services that provide customers with an alternative to
in-house data entry for a wide range of computer processing applications.   In
providing such services, the Company relies on technology and contractual arrangements that permit the Company to have such data processing completed offshore at substantially lower labor costs than in the U.S. or Europe.

The Company was incorporated in California in 1976. The Company's executive offices are located at 43 Manning Road, Billerica, Massachusetts 01821, and its telephone number is (508) 262-9600. The principal wholly-owned subsidiaries are Advanced Automation Associates, Inc. ("AAA") and Saztec Europe, Ltd. Saztec Europe, Ltd. has three wholly owned subsidiaries, Saztec Services, Ltd., Knightswade, Ltd., and Saztec Datenverabeitung GmbH.

DESCRIPTION OF BUSINESS
Saztec provides a complete range of services for the information conversion market. The Company offers the following services which are integrated and customized as required by the customer's application:

DATA ENTRY: Information can be captured from any format or source material, including paper, microfilm, or microfiche. Original data capture can be performed by traditional keyed data entry or by using Optical Character Recognition (OCR) techniques for certain applications.

A variety of quality control procedures are used to assure character accuracy. These procedures include key verification, sight verification, complex table and range checking, and post-capture editing software.

TEXT CONVERSIONS: Several services are available to assist customers converting text information from one media to another. Input is accepted in a variety of formats including paper, microform, and magnetic tape or cartridge, floppy disks, electronic media or cards. Clerical coding resources are available to assign tags, photocomposition codes, or complex document definition notations such as Standard Generalized Markup Language (SGML), a standard growing in popularity for commercial text databases, or Machine Readable Cataloguing
(MARC), the standard for library catalog records. Original text capture can be accomplished via traditional key entry or by OCR techniques.

IMAGE CONVERSIONS: A broad family of services are available to capture and convert document images for use in image based storage and retrieval systems. Equipment is used to create images at resolutions between 100 dots per inch
(dpi) and 400 dpi ranges, with variable light/dark thresholding available to match the quality of the documents. Up to 64 levels of gray may be captured for projects requiring this capability.

Simple and compound documents can be accommodated in a variety of formats. Internally developed editing software provides the capability to carve images, add or delete data from an image, rotate and scale images and change text within an image.

The output can be provided in an uncompressed or defined compressed image format. File headers and tape formats can be matched to the image storage and retrieval system used in the specific application.

Documents may be indexed in a variety of ways, depending on the application. Indexes ranging from simple identification numbers to complex key word abstracts can be accommodated.

Services can be provided either off-site, partially on-site or completely on-site depending upon the specialized needs of each individual customer.

POST CAPTURE COMPUTER PROCESSING: Captured data generally is processed before being output to provide for edit checks, special formatting, code explosions, reblocking, labeling and quality control. The output can be provided on magnetic tape, diskette, optical disk, or via telecommunications.

Custom software packages are developed as required for the manipulation of captured information to a specialized output format. Computer processing is used to simplify the capture of complex information, restructure existing databases for migration to a new system, link indexes for image storage and retrieval applications, update information or combine files from a variety of sources into a unified format.

PROJECT MANAGEMENT: The key to managing complex conversion processes is project management. At Saztec the following elements are made an integral part of all projects.

Project Plan -- A formal project plan is developed to provide information for the client and for the appropriate Saztec support and production personnel. The plan includes items such as: a project specification to detail the requirements of the project; a document analysis; an identification of resources and timescales; and a definition of the responsibilities of all involved with the project. This plan includes detailed conversion instructions which are agreed to in advance by both Saztec and the customer.

Document Management -- All documents are tracked and logged throughout the conversion process. From batching and sorting to combining converted data and images for final output, the progress of each document is tracked at each step of the production process. Adherence to pre-defined quality control standards is strictly maintained.

Quality Control -- Saztec uses proven quality control procedures developed over a wide range of information conversion projects over the last ten years. Quality control processes are specifically developed for each project and are custom tailored to meet the unique requirements of each client. Whatever the specific measure of quality may be, care is taken to track and improve quality at each step of the conversion process. Prior to delivery, all work is certified by final inspection that quality control objectives have been achieved.

OFFSHORE RESOURCES: The Company has entered into a priority Production Agreement, renewed in April 1991 for five years, with Saztec Philippines, Inc. ("Saztec Philippines") providing for a first priority to the Company on all of its production resources. In addition, Saztec Philippines has the "Right of First Refusal" on all data entry and clerical coding for the Company's United States clients that can be performed internationally, provided that Saztec Philippines can meet the requirements of quality, expertise, turnaround and pricing acceptable to the Company and its clients.

The Company anticipates Saztec Philippines will continue to be a primary sub-contractor of data entry and clerical coding services. However, where it has been necessary, the Company has utilized additional offshore vendors. Since September, 1991, Saztec Philippines has not been affiliated with the Company.

SALE OF DIVISIONS: The Company's plan to improve financial performance includes the sale or closedown of unprofitable operations and the sale of profitable operations that are not in line with the Company's long-term mission to service
customer needs for electronic data conversion.    As a result, the Company has
recently sold the three operating divisions described below:

1. On June 8, 1995, the Company reached an agreement to sell the Financial
Transaction Processing (FTP) Division to Lloyd's Bank.    The division was based
in Swindon, U.K., and provided remittance processing services to U.K. customers utilizing OCR and key entry processes.

2. On September 1, 1995, the Company sold its Marketing Fulfillment Division to
a management group.   The division was based in Billerica, Massachusetts, and
provided direct mail, rebate, and subscription services to customers in the New England area.

3. On September 1, 1995, the Company sold its Knightswade, Ltd. Microfilm
Division to a management group.    The division was based in Winchester, U.K.,
and provided a range of microfilming services to U.K. customers.

Financial information about the sale of these divisions is presented in Note 7 of the Notes to Consolidated Financial Statements.

MARKETS AND MARKETING
A major challenge for the Company is the project-oriented nature of its business. Although the Company may perform services for a client over many years, such services may relate to one major project or to many smaller projects. The Company is dependent on its ability to attract new projects from new and existing clients to replace completed projects. The project-oriented nature of the Company's business creates difficulties in planning for staffing and equipment (principally computer) requirements, scheduling, facilities requirements and availability of offshore resources.

During the past several years, the Company has experienced a decline in the demand for traditional data entry and text conversion services. Management believes the demand for image conversions will increase, based on its discussions with hardware and software suppliers, potential clients, other companies providing services similar to the Company, and market analysts. However, the overall image conversion marketplace is still in the developmental stage and, therefore, it is difficult to predict the timing and volume of the anticipated increase in image conversion services.

The Company provides services to the electronic publishing industry consisting of publishers, libraries, on-line information vendors, and trademark and market research companies. The Company has performed the following specific services:
(a) for European libraries, retrospective conversion of card catalog data to a local system, and conversion of hand printed worksheets for loading to a national computer network for research libraries; (b) the conversion for on-line vendors, of archival files of abstracts and indexes with monthly additions to the database from newly published material; (c) for market researchers, ongoing capture and processing of client billings and data for analysis and publication;
(d) CD-ROM reformatting and pre-mastering services for publishers; and (e) image capture of graphic material imbedded in text.

Other specific services the Company has provided are: (a) data capture of physical inventory counts, (b) name and address change requests, (c) data capture of claim forms for medical insurance companies, and (d) data entry of individual, corporate and partnership state income tax returns upon filing.

COMPETITION
The Company competes against many companies with respect to one or more of the various services provided by the Company. Some of these competitors have substantially greater financial and other resources than the Company and aggressively compete with respect to all or some of the services provided by the Company. Such firms compete on a price and geographic basis, charging, in some instances, lower rates for particular services provided by the Company, and in other instances, providing quicker turnaround to clients in a particular area. The Company may also be considered in competition with "in-house" personnel who may duplicate the Company's services.

The Company primarily competes on the basis of service.    The Company believes
that it has developed an effective methodology for document control for projects
involving the conversion of a large number of documents.    The Company
emphasizes this aspect of its service, among other components of service (such as timeliness and accuracy) in competing for new business.

EMPLOYEES
At June 30, 1995, the Company employed 191 full-time and 66 part-time employees.

DEPENDENCE UPON MAJOR CUSTOMERS
Financial information about major customers is presented in Note 11 of the Notes
to Consolidated Financial Statements.     At June 30, 1995, the Company was
conducting business with approximately 170 customers in the United States and Europe.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS
Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

The Company occupies its principal executive offices, approximately 21,500 square feet, located in Billerica, Massachusetts, pursuant to a lease expiring in August, 1999.

In addition, the company leases an aggregate of 50,500 square feet of office space in South Weymouth, Massachusetts; Vernon, Connecticut; Kansas City, Missouri; Dayton, Ohio; Ardrossan, Scotland; Regensburg, Germany; and Eton, Winchester, and Swindon, England, pursuant to individual leases expiring between 1995 and 2001.

Management believes the current facilities are adequate to conduct the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

Information about legal proceedings is presented in Note 9 of the Notes to Consolidated Financial Statements, under "Litigation".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
             MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ system (small cap market) under the trading symbol SAZZ.
On September 21, 1995, the Company had approximately 270 stockholders of record. For the period of July 1 to September 21, 1995, the high and low closing price as reported by the NASD was 3/8 and 5/32, respectively. The table below sets forth high and low bid information by fiscal quarter as reported by the NASD.

     Bid Prices
     ----------
     Fiscal Quarter Ended;        High               Low
     ---------------------        ----               ---
     September 30, 1993            29/32             5/8
     December 31, 1993             1-3/4           1-1/16
     March 31, 1994                1-3/4            13/16
     June 30, 1994                 1-7/8            1-1/8

     September 30, 1994            1-1/8             1/2
     December 31, 1994              3/4              1/2
     March 31, 1995               1-1/16             1/2
     June 30, 1995                 11/16            3/16

The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

As of September 21, the Company was not in compliance with NASDAQ's Small-Cap Market capital and surplus requirements, however, the Company has been granted a temporary exception from this standard, subject to meeting those conditions by
December 6, 1995.   If the Company is unable to meet those conditions, it will be delisted, however it may continue to be listed in the OTC Bulletin Board.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

  RESULTS OF OPERATIONS
  Revenues for the year ended June 30, 1995 were $13,596,848 compared to $17,921,721 for the year ended June 30, 1994, a decrease of $4,324,873, or (24.1%).

  Revenues from U.S. operations declined from $8,807,917 in fiscal 1994 to
  $6,543,384 in 1995, a decline of $2,264,533, or (25.7%).   Revenues for the
  Company's European operations declined from $9,113,804 in fiscal 1994 to $7,053,464 in 1995, a decline of $2,060,340, or (22.6%).

  The decline in U.S. revenue was primarily due to a fall-off in new scanning/imaging projects of $1,074,100, reduced key entry volume of $859,800,
  and reduced marketing fulfillment sales of $192,500.    Scanning/imaging
  revenue was affected by the completion of a major project that generated
  fiscal 1994 revenue of $1,342,400, but only $332,500 in 1995.    Lower key
  entry revenue was due in part to the decision of several medical claim
  processing customers to move their key data entry work in-house.    Marketing
  fulfillment sales were affected by the loss of a single large direct mail customer.

  European revenue was primarily affected by a $1,115,700 decline in library retrospective conversion projects, a $390,361 decline in financial transaction processing revenues, and a $260,400 decline in revenues from microfilm services provided by Knightswade, Ltd. Library retrospective conversion revenues were adversely affected by the completion in fiscal 1994 or early in fiscal 1995 of several major national library projects in Europe. The decline in financial transaction processing revenues was due to the loss of two large customers early in fiscal 1995, and the sale of this business in June 1995. The decline in microfilm service revenue reflected a decline in the underlying market for microfilm services in the U.K.

  Gross profit decreased from $3,782,891 in fiscal 1994 to $2,403,452 in 1995, a decline of $1,379,439, or (36.5%), due to the decline in revenue and a drop in gross margins (gross profit as a percentage of revenue). Gross margin fell from 21.1% in fiscal 1994 to 17.7% in 1995, primarily due to the concentration of revenue losses in the area of higher-margin services.

  Selling, general and administrative (SG&A) expenses of $5,160,706 in fiscal 1995 included a restructuring charge for Europe, as reported in the Company's Form 10-QSB for the period ending March 31, 1995, of $411,134 for accelerated amortization of goodwill for the Knightswade microfilm acquisition, and for lease abandonment and severance costs in the U.K. In April 1995, the Company incurred a $187,500 charge related to issuance of stock pursuant to the 1992 purchase of Scanning America, Inc. The Scanning America division was divested by the Company in October 1993. Also, in December 1994, the Company incurred a $72,671 charge for relocation of its Dayton, Ohio, production activity and its Kansas City, Missouri headquarters to Billerica, Massachusetts. Excluding these one-time charges, SG&A expense was $4,489,401 in fiscal 1995, compared to $4,245,928 in 1994, an increase of 5.7%.

  CAPITAL RESOURCES AND LIQUIDITY
  In February 1993, the Company entered into a long term debt transaction of $1,750,000 with Tallard B.V., a Netherlands corporation ("Tallard"), that was secured by the stock of Saztec Europe and included various financial covenants. The transaction consisted of new funding of $750,000, which was combined with the $1,000,000 subordinated debenture issued in July 1992. Effective December 31, 1993, Tallard exercised its right to convert the debt into Preferred Stock. Tallard immediately exercised its right to convert the Preferred Stock into 2,334,500 shares of Common Stock. The Company also issued 18,812 shares of Common Stock to Tallard as payment of the interest accrued through December 31, 1993 of $18,812.

  In July 1993, the Company completed a private placement of common stock of 13,333 shares for $10,000. The participants in the private placements were members of management.

  During the quarter ended March 31, 1994, management completed three separate private placements generating $1,051,729, net of issuance costs of $49,271, in exchange for 1,100,000 shares of common stock and warrants to issue an additional 1,287,500 shares of common stock, exerciseable for a five year period at $1.375 per share. One of the private placements of 750,000 shares was with a group of individuals unrelated to the Company ("the Meyerson Group"). Another transaction, representing 250,000 shares, was with Tallard, and the remaining transaction for 100,000 shares was transacted with a then-member of the Company's Board of Directors. Subsequent to the completion of these transactions, certain members of the Meyerson Group alleged certain disclosure violations by the Company in the offering
  documents.   The Company denied the allegations and believes they were without
  merit.   However, to avoid the potential cost of litigation, the Company agreed to issue 366,666 additional shares of unregistered common stock to the private placement participants and agreed to decrease the warrant price for
  all of the underlying warrants from $1.375 to $1.125.   At June 30, 1995,
  250,000 of the additional shares had been issued. In exchange for these modifications, the participants have agreed to release the Company from all claims arising out of the three private placements.

  In October 1994, the Company agreed to sell 1,226,052 shares of common stock to Tallard pursuant to a stock purchase agreement for $729,687, net of
  expenses of $20,213.   The proceeds of the sale were received in installments
  through December 1994.

  The Company's primary credit facility provides for borrowings based on a percentage of outstanding domestic trade receivables. The provider of the revolving credit agreement also has provided term debt during previous years to purchase equipment and fund acquisitions. Management used the proceeds of the October 1993, sale of the Company's former Scanning America division and the Kansas City Data Entry division, as well as other sources, to pay off its term debt in its entirety during the quarter ended December 31, 1993. At June 30, 1995, the Company had borrowed $650,091 under its revolving credit agreement and had qualified for additional borrowings of $25,176. The revolving credit agreement provides for interest at the lender's prime rate plus 4.0% (13.0% in aggregate at June 30, 1995). The credit agreement is secured by substantially all domestic assets of the Company, including the stock of subsidiaries, and is scheduled to expire on December 31, 1995. The credit agreement at June 30, 1995 contains various restrictive covenants which require, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred in fiscal 1994 and 1995, the Company is not in compliance with that minimum level. However, the lender has waived compliance with that covenant through September 27, 1995, at which time
  the lender will review the covenant.    Under the most recent renewal of the
  credit agreement, the maximum borrowing limit declines in steps from $650,000 on August 15, 1995, to $450,000 on November 30, 1995. The credit line will be payable in full on December 31, 1995, unless an additional renewal is obtained.

  Additionally, in January 1995 the Company established a revolving credit agreement with a U.K. lender, secured by U.K.-generated export trade receivables, bearing interest at the lender's base rate plus 2.0% (7.938% in aggregate at June 30, 1995), and expiring in December, 1995. The maximum aggregate borrowings under the agreement were approximately $795,000. Available borrowings are determined by a specified percentage of qualified export trade receivables. At June 30, 1995, the Company had available borrowings of approximately $248,235 and had no borrowings outstanding.

  At June 30, 1995, the Company's unrestricted cash balance was $644,101, compared to $386,263 on June 30, 1994. However, the Company's working capital declined by $1,387,253 from $617,859 at June 30, 1994, to a deficit of $769,394 at June 30, 1995. The losses and negative cash flow from operations continue to adversely impact the Company's liquidity.

The liquidity of the Company could be adversely affected in fiscal 1996 by (i) projected losses in the first quarter of fiscal 1996, and (ii) the scheduled maturity of the revolving credit facility on December 31, 1995. The Company is exploring and will continue to explore opportunities to alleviate the liquidity pressures, including further extension of the maturity of the revolving credit facility, additional private placements, the sale or closedown of unprofitable business activities, and the sale of profitable business operations that are not in line with the long-term strategy of the Company. There can be no assurance that the Company will be successful in these or any other efforts. The failure of the Company to solve its short-term liquidity pressures could directly affect the ability of the Company to operate as a going concern.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                                                         Page
                                                                         ----
     Report of Independent Auditors                                        11

     Consolidated Statements of Operations for the Years Ended
     June 30, 1995 and 1994                                                12

     Consolidated Balance Sheets as of June 30, 1995 and 1994              13

     Consolidated Statements of Changes in Stockholders' Equity for the
     Years Ended June 30, 1995 and 1994                                    14

     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1995 and 1994                                                15

     Notes to Consolidated Financial Statements                            17-29

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries
Billerica, Massachusetts

We have audited the accompanying consolidated balance sheets of SAZTEC International, Inc., and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc., and Subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that SAZTEC International, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



                                                         /s/ ERNST & YOUNG LLP

                                                         ERNST & YOUNG LLP


Boston, Massachusetts
September 1, 1995

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                                   1995           1994
                                                   ----           ----
REVENUES                                   $ 13,596,848   $ 17,921,721

Cost of services                             11,193,396     14,138,830
                                           ------------   ------------

GROSS PROFIT                                  2,403,452      3,782,891

Selling, general & administrative expense     5,160,706      4,245,928
                                           ------------   ------------

LOSS FROM OPERATIONS                         (2,757,254)      (463,037)

Interest expense                               (201,394)      (260,166)
Loss on sale of divisions                      (302,500)          ----
                                           ------------   ------------

LOSS BEFORE PROVISION FOR INCOME
   TAXES AND EXTRAORDINARY ITEM              (3,261,148)      (723,203)

Provision for income taxes                         ----        119,907
                                           ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM               (3,261,148)      (843,110)

Extraordinary item:  Gain on
   extinguishment of debt (Note 8)                 ----         71,119
                                           ------------   ------------
NET LOSS                                     (3,261,148)      (771,991)

Less preferred dividends                           ----        (85,000)
                                           ------------   ------------

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS                            $ (3,261,148)    $ (856,991)
                                           ------------   ------------
                                           ------------   ------------

LOSS PER SHARE OF COMMON STOCK:
Loss before extraordinary item                   $ (.28)        $ (.11)
Extraordinary item                                 ----            .01
                                           ------------   ------------

Net loss                                           (.28)          (.10)

Preferred dividends                                ----           (.01)
                                           ------------   ------------

Net loss applicable to common stockholders        $(.28)         $(.11)
                                           ------------   ------------
                                           ------------   ------------

Weighted average number of shares            11,637,481      7,535,554
                                           ------------   ------------
                                           ------------   ------------

                             See accompanying notes.
 Certain amounts in the prior year have been reclassified to permit comparison.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

                                     ASSETS

CURRENT ASSETS                                       1995         1994
                                                     ----         ----
Cash and cash equivalents                       $ 644,101    $ 386,263
Restricted cash                                    38,010      136,453
Accounts receivable, less allowance
  for doubtful accounts of
  $83,326 in 1995 and $43,347 in 1994           2,215,771    3,428,679
Work in process                                   580,842      572,944
Prepaid expenses and other current assets         160,076      364,196
                                             ------------ ------------

Total current assets                            3,638,800    4,888,535

PROPERTY AND EQUIPMENT, NET (NOTES 3 AND 4)     1,164,048    2,007,078

OTHER ASSETS
Goodwill and other intangible assets,
  less accumulated amortization  of $819,610
  in 1995 and $792,018 in 1994                    208,182      507,546
Deposits and other assets                         144,632      108,707
                                             ------------ ------------

TOTAL ASSETS                                   $5,155,662   $7,511,866
                                             ------------ ------------
                                             ------------ ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                              1995               1994
                                                 ----               ----
Notes payable (Note 4)                   $    650,091     $    1,090,664
Common stock subject to repurchase
  (Note 2)                                    100,000             80,000
Accounts payable                            1,028,708          1,293,779
Accrued liabilities                         1,350,596          1,029,983
Customer deposits                           1,085,479            501,426
Current portion long-term debt and
  capital lease obligations (Note 4)          193,320            274,824
                                          -----------        -----------
Total current liabilities                   4,408,194          4,270,676


LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS (NOTES 4 AND 9)                 105,686            296,497

COMMON STOCK SUBJECT TO REPURCHASE (NOTE 2)      ----             80,000

STOCKHOLDERS' EQUITY (NOTES 2, 5, AND 8)
Preferred stock-no par value;
  1,000,000 shares authorized;
  no shares issued                               ----               ----
Common stock-no par value;  20,000,000
  shares authorized; 12,543,851 shares
  issued at June 30, 1995, and
  10,687,799 shares issued at
  June 30, 1994                            11,134,811         10,163,998
Contributed capital                            14,498             14,498
Accumulated deficit                       (10,373,201)        (7,112,053)
Cumulative translation adjustment            (134,326)          (201,750)
                                          -----------        -----------

Total stockholders' equity                    641,782          2,864,693
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $  5,155,662     $    7,511,866
                                          -----------        -----------
                                          -----------        -----------

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                          Common Stock            Preferred Stock
                                          ------------            ---------------

                                   Number of      Amount      Number of    Amount      Contributed     Accumulated      Cumulative
                                    Shares                      Shares                   Capital         Deficit        Translation
                                                                                                                         Adjustment
                                 -----------    -----------  ---------    -----------  -----------     -------------    -----------
BALANCE AT JUNE 30, 1993           4,766,384    $ 5,275,800      1,700    $ 1,822,188     $ 14,498      $ (6,255,062)   $ (276,353)

Shares issued pursuant to
 stock option exercises (Note 5)      78,000        107,250
Shares canceled pursuant to
 repurchase obligation (Note 2)      (40,000)          ----
Shares issued pursuant to a
 market value guarantee               10,000           ----
Shares issued pursuant to the
 conversion of convertible debt
 (Note 2)                          2,353,312      1,747,719
Shares issued pursuant to the
 conversion of preferred stock,
 plus accrued dividends of
 $85,000, into common stock
 (Note 2)                          2,352,800      1,907,188     (1,700)    (1,822,188)                       (85,000)
Shares issued pursuant to
 private placements (Note 2)       1,113,333      1,061,729
Shares issued pursuant to the
 achievement of earn-out
 targets (Note 2)                     43,970         55,375
Shares issued as incentive
 compensation                         10,000          8,937
Translation adjustment                                                                                                      74,603
Net loss                                                                                                    (771,991)
                                 -----------   -----------                             -----------      ------------    ----------
BALANCE AT JUNE 30, 1994          10,687,799    $10,163,998                               $ 14,498      $ (7,112,053)   $ (201,750)
Shares canceled pursuant to
 repurchase obligation (Note 2)      (40,000)          ----
Shares issued pursuant to
 a market value guarantee            300,000        187,500
Shares issued pursuant to
 private placements (Note 2)       1,226,052        729,687
Shares issued pursuant to the
 renegotiation of private
 placements (Note 2)                 250,000           ----
Shares issued pursuant to the
 achievement of earn-out
 targets (Note 2)                    120,000         53,626
Translation adjustment                                                                                                      67,424
Net loss                                                                                                  (3,261,148)
                                 -----------    -----------                            -----------       -----------   -----------
BALANCE AT JUNE 30, 1995          12,543,851    $11,134,811                               $ 14,498     $ (10,373,201)   $ (134,326)
                                 -----------    -----------                            -----------       -----------   -----------
                                 -----------    -----------                            -----------       -----------   -----------

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                                              1995              1994
                                                              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (3,261,148)    $ (771,991)
Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
  Depreciation and amortization                              1,288,299      1,106,567
  Provision for bad debts                                       97,213         47,723
  Extraordinary gain                                              ----        (71,119)
  Deferred income taxes                                           ----         75,000
  (Gain) loss on sale of assets                                 54,122        (64,103)
  Loss on sale of assets of divisions sold                      33,545           ----
  Issuance of common stock pursuant to a market
      value guarantee                                          187,500           ----
  Other                                                           ----          8,937
Changes in assets and liabilities:
  Accounts receivable                                        1,178,842       (233,973)
  Work in process                                                2,928        227,307
  Prepaid expenses and other current assets                    207,486        144,601
  Deposits and other assets                                    (35,589)       (35,006)
  Bank overdraft                                                  ----       (147,702)
  Accounts payable                                            (287,068)      (105,651)
  Accrued liabilities                                          305,036         11,293
  Customer deposits and non-current accrued
      expenses                                                 567,956       (272,294)
  Income taxes payable                                            ----         44,910
                                                          --------------   -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            339,122        (35,501)
                                                          --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                         (378,783)      (279,390)
  Proceeds from the sale of property and equipment              90,561        180,281
  Decrease in restricted cash                                   98,443        173,656
    Proceeds from sale of divisions                            292,818           ----
                                                          --------------   -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            103,039         74,547
                                                          --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment received on notes receivable                            ----         98,997
  Payments on stockholder's note                                  ----        (40,000)
  Principal payments on debt and capital lease
    obligations                                               (873,035)      (931,253)
  Borrowings on notes payable                                     ----      7,996,500
  Payments on notes payable                                       ----     (8,548,020)
  Payments on stock repurchase obligation                      (60,000)       (80,000)
  Proceeds from issuance of common stock, net of
    issuance costs                                             729,687      1,168,979
                                                          --------------   -------------
NET CASH USED IN FINANCING ACTIVITIES                         (203,348)      (334,797)
                                                          --------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         19,025          8,389
                                                          --------------   -------------
NET INCREASE (DECREASE) IN CASH                                257,838       (287,362)

CASH AT BEGINNING OF YEAR                                      386,263        673,625
                                                          --------------   -------------
CASH AT END OF YEAR                                      $     644,101    $   386,263
                                                          --------------   -------------
                                                          --------------   -------------


                          See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1994
                                                               1995           1994
                                                               ----           ----

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
Purchase of property and equipment through issuance
    of notes payable and capital lease obligations          $  160,147     $  487,908
                                                             ----------     ----------
                                                             ----------     ----------

    Conversion of preferred stock into common stock                        $1,822,188

Payment of accrued dividends through the issuance of
    common stock                                                               85,000
                                                                            ----------
  Increase in common stock                                                 $1,907,188
                                                                            ----------
                                                                            ----------

Conversion of convertible debt into common stock                           $1,750,000

Payment of accrued interest through the issuance
    of common stock                                                            18,812
Write-off of unamortized debt issue costs                                     (21,093)
                                                                            ----------
  Increase in common stock                                                 $1,747,719
                                                                            ----------
                                                                            ----------
Conversion of account payable into note payable                            $  316,123

                                                                            ----------
                                                                            ----------
Reduction of account payable in exchange for
    investment in SAZTEC Philippines, Inc.                                    $68,525
                                                                            ----------
                                                                            ----------
Issuance of common stock pursuant to the achievement
    of earn-out targets (Note 2):
      Increase in goodwill                                  $   53,626     $   55,375
                                                             ----------     ----------
                                                             ----------     ----------
Issuance of common stock pursuant to a market value
    guarantee (Note 2)                                      $  187,500
                                                             ----------
                                                             ----------
Note receivable accepted in exchange for equipment                         $  240,000
                                                                            ----------
                                                                            ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                $  201,394     $  307,672
                                                             ----------     ----------
                                                             ----------     ----------
    Income taxes                                            $     ----     $     ----
                                                             ----------     ----------
                                                             ----------     ----------

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
The Company provides services for database construction and information conversion utilizing computer processing, electronic imaging, optical character recognition, data entry and related technologies.

BASIS OF PRESENTATION
The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,261,148 and $771,991, in 1995 and 1994, respectively, and, at June 30, 1995, has a working capital deficiency of $769,394. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in the following paragraph. If the Company is unable to successfully achieve its plan, the Company may be unable to meet its existing obligations and may find it necessary to undertake such other actions as management may determine to be appropriate. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is dependent upon its ability to achieve its fiscal 1996 operating plan developed by management and renew or replace its present line of credit which is scheduled to expire in December 1995. Management's 1996 operating plan generally includes the sale or closedown of unprofitable operations, the sale of operations that are profitable but not in line with the Company's long-term business mission, increase in imaging revenues, decrease in production and administration costs through staff and fixed overhead reductions, allowing for improved operating margins, and
reduction of general and administrative costs.    There can be no assurances
that the Company will be successful in these or any other efforts.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of SAZTEC
International, Inc., and its wholly owned subsidiaries.   All significant
intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH
The restricted cash balance at June 30, 1995 includes a certificate of deposit of $26,210 held as collateral pursuant to a performance bond and $11,800 held in
a collateral account for repayment of a revolving credit agreement.    The
restricted cash balance at June 30, 1994, includes a $96,364 customer deposit held in an escrow account and a certificate of deposit of $40,089 held as collateral pursuant to a performance bond.

WORK IN PROCESS
Work in process consists of labor and certain other costs incurred for uncompleted and unbilled projects.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK
The Company grants credit to customers who meet the Company's preestablished credit requirements. The Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and depreciation is provided using straight-line or accelerated methods over estimated useful lives ranging from
three to five years.   Leasehold improvements are amortized over the shorter of
the useful life of the asset or the lease term. Amortization of assets recorded under capitalized leases is included in depreciation expense. Expenditures for maintenance and repairs which do not increase the productive capacity or extend the useful lives of property and equipment are charged to expense as incurred; otherwise, such expenditures are capitalized and depreciated over the remaining estimated useful life of the property. Upon disposition of properties, the cost and accumulated depreciation thereon are eliminated from the accounts, and the gain or loss on disposition is credited or charged to income.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets relate to businesses acquired and consist principally of acquisition costs, non-compete agreements and customer lists. All intangible assets are stated at cost net of accumulated amortization. Goodwill is being amortized using the straight-line method over 5 to 20 years.

On a continuing basis, management reviews the carrying value and period of
amortization of goodwill.   During this review process, the Company reevaluates
the assumptions used in determining the original cost of acquired businesses and
related goodwill.   Although the assumptions may vary from transaction to
transaction, they generally include revenue growth, operating results, cash flows, and other indicators of value.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign operations are translated into United States dollars at exchange rates in effect on reporting dates, and income and expenses are translated at rates which approximate those in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "Cumulative translation adjustment" account included as part of Stockholders' equity.

INCOME TAXES
The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement No. 109, the liability method is used to account for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

REVENUE RECOGNITION
The Company has entered into certain long-term contracts. Revenue on these long-term contracts is recognized using the percentage of completion, units of delivery method. Revenue on other contracts which are short-term in nature is recognized upon completion and shipment of the final product.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE
Loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year which totaled 11,637,481, and 7,535,554, for the years ended June 30, 1995, and 1994, respectively. For each of the named years, common stock equivalents would have been antidilutive and, therefore, were not included.


NOTE 2.  STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Series A Cumulative Preferred Stock (Preferred Stock) consisted of 1,700 shares, with cumulative annual dividends of $100 per share, effective July 1, 1993. In December 1993, the Preferred Stockholders exercised their right to convert the Preferred Stock into an aggregate of 2,267,800 shares of common stock. The Company also agreed to issue 85,000 shares of common stock as payment of the dividends accrued through December 31, 1993 of $85,000.

COMMON STOCK

In July 1993, the Company completed a private placement of common stock of 13,333 shares for $10,000. The participants in the private placements were members of management.

During the quarter ended March 31, 1994, management completed three separate private placements generating $1,051,729, net of issuance costs of $49,271, in exchange for 1,100,000 shares of common stock and warrants to issue an additional 1,287,500 shares of common stock, exerciseable for a five year period at $1.375 per share. One of the private placements of 750,000 shares was with a group of individuals unrelated to the Company ("the Meyerson Group"). Another transaction representing 250,000 shares was with Tallard B.V. ("Tallard"), a
greater than 5% shareholder of the Company.   The remaining transaction for
100,000 shares shares was transacted with a then-member of the Company's Board of Directors.

Subsequent to the completion of these transactions, certain members of the Meyerson Group alleged certain disclosure violations by the Company in the
offering documents.   The Company denied the allegations and believes they were
without merit.   However, to avoid the potential cost of litigation, the Company agreed to issue 366,666 additional shares of unregistered common stock to the private placement participants and agreed to decrease the warrant price for all
of the underlying warrants from $1.375 to $1.125.   At June 30, 1995, 250,000 of
the additional shares had been issued.   In exchange for these modifications,
the participants have agreed to release the Company from all claims arising out of the three private placements.

Additionally, the Company granted certain demand registration rights to the Meyerson Group on the 1,000,000 shares that they now own. On February 1, 1995, the Meyerson Group exercised this right and the Company filed a Form S-3
registration statement with the Securities and Exchange Commission.   The
registration was under review and comment by the Commission through July 21,
1995, when the Company requested suspension of the registration process.    The
Company has asked that the registration statement not be withdrawn so that the
option to proceed in the future is preserved.   The Meyerson Group has not
waived the obligation of the Company to cause the registration statement to be filed.

On October 5, 1994, the Company agreed to sell 1,226,052 shares of common stock
to Tallard pursuant to a stock purchase agreement.    The proceeds from the sale
were received in installments through December 1994, and totalled $729,687, net of expenses of $20,213.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 2.  STOCKHOLDERS EQUITY (CONTINUED)

Effective December 31, 1993, Tallard exercised its right to convert a $1,750,000 note payable into preferred stock. Tallard immediately exercised its right to convert the preferred stock into 2,334,500 shares of common stock. The Company also issued 18,812 shares of common stock as payment of $18,812 of interest accrued through December 31, 1993.

Pursuant to the conversion of the Tallard debt described above, Tallard has certain Board representation rights for so long as Tallard maintains certain ownership levels in the Company. The Company is also prohibited from entering into any merger or consolidation, sale of substantially all of its assets, or sale of any series of stock senior to common stock without the approval of 66.6%, or more of the outstanding voting shares.

Additionally, as part of the conversion, Tallard and the Preferred Stockholders received certain demand and piggyback registration rights which would enable them to publicly trade the common shares received. The demand registration rights may be exercised after September 30, 1994. The Company is not required to effect more than one demand registration statement in any 12 month period, or two demand registrations in the aggregate. The registration rights expire on December 21, 2003.

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the selling shareholders may receive up to 560,000 additional shares if the combined operations of SAZTEC Europe, Ltd. earn net income of 2,480,000 pounds, in aggregate, for the period ending June 30, 1996. The agreement provides for annual earnings measurements during these years. A total of 120,000 additional shares were earned during the year ended June 30, 1995. The fair value of these shares, $53,626, has been applied to goodwill.

The Company has also granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exerciseable at 10,000 shares ($20,000) per quarter through April, 1996. During the fiscal year ended June 30, 1995, 40,000 shares of common stock totaling $80,000 were repurchased by the Company pursuant to the terms of the put option. Of the stock repurchased, $20,000 remained payable to the selling shareholders at June 30, 1995. Of the remaining repurchase obligation payable or scheduled to come due, $100,000 at June 30, 1995 and $80,000 at June 30, 1994 has been classified as current in the accompanying consolidated financial statements.

In April, 1995, the Company issued 300,000 shares of common stock to a stockholder pursuant to the acquisition of the Scanning America, Inc. operations
in April 1992.   The acquisition agreement provided for additional shares to be issued to the seller contingent upon the market value of Saztec's stock three
years from the original acquisition date.   Based on the April 1995 market value
of the stock, the seller was entitled to claim 300,000 shares of unregistered common stock at a value of $187,500, which has been included as a charge to earnings.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                        1995           1994
                                                        ----           ----
     Computer & other equipment                   $4,483,294     $3,976,749
     Computer & other equipment under
          capitalized leases                         151,105        821,094
     Software                                        728,307        682,339
                                                  ----------     ----------
                                                   5,362,706      5,480,182

     Accumulated depreciation and amortization     4,198,658      3,473,104
                                                  ----------     ----------
                                                  $1,164,048     $2,007,078
                                                  ----------     ----------
                                                  ----------     ----------

Accumulated amortization of assets under capitalized leases amounted to $40,000, and $303,766, at June 30, 1995, and 1994, respectively.

NOTE 4.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

The Company has a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets bearing interest at the lender's prime rate plus 4.0% (13.0% in aggregate at June 30, 1995) expiring on December 31, 1995. Available borrowings are determined by a specified percentage of qualified domestic trade receivables. Repayments of the line of credit are taken directly from a collateral account established by the lender which contained $11,800, and $40,089 as of June 30, 1995 and 1994, respectively. At June 30, 1995, the Company had available borrowings of $675,267 and had borrowed $650,091. The credit agreement at June 30, 1995 contains various restrictive covenants which require, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred in fiscal 1995 and 1994, the Company is not in compliance with that level. However, the lender has waived compliance with that covenant through September 27, 1995, at which time the lender will review the covenant.

The line of credit extends through December 31, 1995, at the rate shown above, with an aggregate maximum borrowing level that declines in steps from $650,000
on August 15, 1995, to $450,000 on November 30, 1995.   The credit line will be
payable in full on December 31, 1995, unless an additional renewal is obtained.

In January, 1995, the Company established a revolving credit agreement with a U.K. lender secured by U.K. accounts receivable bearing interest at the lender's base rate plus 2.0% (7.938% in aggregate at June 30, 1995) expiring in December, 1995. The maximum aggregate borrowings under the agreement were approximately $795,000. Available borrowings are determined by a specified percentage of qualified export trade receivables. At June 30, 1995, the Company had available borrowings of approximately $248,235 and had no borrowings outstanding.

In December, 1993, the Company converted certain trade accounts payable of $316,123 into a note payable. The note was fully paid during fiscal year 1995.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 4.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS
         (CONTINUED)


Long-term debt and capital lease obligations consist of:

                                                                            1995           1994
                                                                            ----           ----
     Notes payable, secured by equipment, bearing interest at
       rates ranging from 8.52% to 13.69%, payable in monthly
       installments through 1997.                                       $165,439       $154,908
     Capital lease obligations, bearing interest at rates ranging from 12.75% to 16.0% payable monthly through 1998.
       (See Note 10)                                                     133,567        416,413
                                                                        --------       --------
                                                                         299,006        571,321
     Current portion                                                     193,320        274,824
                                                                        --------       --------
     Noncurrent portion                                                 $105,686       $296,497
                                                                        --------       --------
                                                                        --------       --------

The notes payable and capital lease obligations mature during each of the next three fiscal years ending June 30 as follows:

                    1996                          $ 193,320
                    1997                             88,142
                    1998                             17,544
                                             --------------
                                                  $ 299,006
                                             --------------

NOTE 5.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN
The Company has in effect a stock option plan (the Plan) under which stock options have been discretionarily granted to officers and key employees at
prices equal to or less than the market price at the date of grant.   Options
expire four to five years after the date of grant. Total options which were exercisable under the Plan at June 30, 1995, amounted to 402,520 shares. The number of shares reserved for the Plan is 1,000,000. On June 30, 1995, options for 195,250 shares remained available for grants under the Plan. Information with respect to options granted under the Plan follows:

                                        Number of    Range of
                                         Shares    Option Prices
                                         ------    -------------

Outstanding at June, 30, 1993            546,600     $1.38-2.63
   Granted                               435,000      1.03-2.00
   Exercised                              78,000        1.38
   Canceled                               92,800      1.03-1.88
   Expired                                 5,000        2.63
                                   -------------    -------------
Outstanding at June 30, 1994             805,800      1.03-2.00
   Granted                                   ---         ---
   Exercised                                 ---         ---
   Canceled                               97,850      1.03-1.88
   Expired                                60,000        1.75

                                   -------------    -------------
Outstanding at June 30, 1995             647,950      1.03-2.00
                                   -------------    -------------
                                   -------------    -------------

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 5.  EMPLOYEE BENEFIT PLANS (CONTINUED)

OTHER OPTIONS
Not included in the Plan are stock options granted to the Company's President for 202,500 shares in aggregate. These options were issued at the fair market value on the date of grant. Options which were exercisable at June 30, 1995 amounted to 91,000 shares and were exercisable at prices ranging from $.63 to $1.88 per share.

Not included in the Plan are stock options granted to the Company's Chairman for 225,000 shares in aggregate. These options were issued at the fair market value on the date of grant. Options which were exercisable at June 30, 1995 amounted to 190,333 shares and were exercisable at prices ranging from $.75 to $1.03 per share.

Not included in the Plan are stock options granted to outside members of the
Board of Directors for 45,000 shares in the aggregate.     These options were
issued at fair market value on the date of grant, which was $.63 per share. None of these options were exercisable at June 30, 1995.

EMPLOYEE SAVINGS PLAN
The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company has contributed 1% of the annual compensation for all participating employees who are contributing a minimum of 2% of their compensation. In the United Kingdom, the Company's subsidiary, Saztec Europe, Ltd. maintains a defined contribution pension plan for employees in Scotland and England. The Company contributes a matching amount for all participating U.K. employees who are contributing 2.5% to 4.5% of their compensation. For the years ended June 30, 1995, and 1994,
expense related to the savings and pension plans was not significant.   In July
1995, the Company suspended the discretionary 1% employer match contribution to the U.S. savings plan.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 6.  INCOME TAXES

At June 30, 1995, the Company has net operating loss carryforwards of approximately $6,000,000 for income tax purposes that expire in varying amounts through 2010. These operating losses may be used to offset future taxable income in the United States. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards due to the uncertainty of their realization. At June 30, 1995, net operating loss carryforwards relating to the operations of Saztec Europe, Ltd. were immaterial due to the non-deductibility of certain operating expenses incurred during fiscal 1995. All net operating loss carryforwards in existence prior to June 30, 1994 were fully used to offset taxable income in the United Kingdom during fiscal 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 1995           1994
                                                                 ----           ----
     Deferred tax assets:
        Accrued vacation                                     $  88,900      $  79,100
        Net operating loss carryforwards                     2,430,300      1,544,400
        Income from foreign subsidiary                            ----        170,600
        Other - net                                             33,400         28,100
                                                         --------------  --------------
         Total deferred tax assets                           2,552,600      1,822,200
        Valuation allowance                                 (2,500,200)    (1,715,000)
                                                         --------------  --------------
         Net deferred tax assets                                52,400        107,200

     Deferred tax liability:
        Book basis in excess of tax basis of
         acquired assets                                         9,200         64,700
        Other - net                                             43,200         42,500
                                                         --------------  --------------
         Total deferred tax liabilities                         52,400        107,200
                                                         --------------  --------------
         Net deferred tax asset                                 $    0         $    0
                                                         --------------  --------------
                                                         --------------  --------------

The sources of the Company's consolidated income (loss) before income taxes and extraordinary item for the years ended June 30 consist of:


                                                               1995             1994
                                                               ----             ----
     United States                                       $ (1,998,362)   $ (1,046,861)
     Foreign                                               (1,262,786)        323,658
                                                         --------------  --------------
     Loss before income tax expense and extraordinary
        item.                                            $ (3,261,148)   $   (723,203)
                                                         --------------  --------------
                                                         --------------  --------------

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 6.  INCOME TAXES(CONTINUED)

A reconciliation of the Company's income tax provision for fiscal 1994 and the amount computed by applying the statutory United States income tax rate of 34% consists of:


                                                     1995          1994
                                                     ----          ----

     Federal income taxes at statutory rate           $ (679,400)    $ (221,700)
     Foreign income taxes                                   ----          9,907
     State income taxes                                     ----           ----
     Change in valuation allowance                       667,400        320,900
     Capital loss carryforward                              ----           ----
     Net operating loss carryforward                        ----           ----
     Officers  life insurance                              6,800          6,500
     Goodwill and other non-deductible amortization        2,200          2,800
     Other items                                           3,000          1,500
                                                    ------------    -----------
      Total income taxes                                  $ ----      $ 119,907
                                                    ------------    -----------

The provision for income taxes for fiscal 1994 consists of the following:

                          Current        Deferred       Total
                          -------        --------       -----

                       $      ---      $      ---   $     ---
Federal                       ---             ---         ---
State                         ---             ---         ---
Foreign                    44,907          75,000     119,907
                        ----------      ----------   ---------

                       $   44,907      $   75,000   $ 119,907
                        ----------      ----------   ---------
                        ----------      ----------   ---------

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 7.  SALES OF DIVISIONS

In February 1995, management decided to sell the assets of the Financial
Transaction Processing Division ("FTP").   The sale was completed in June 1995.
The operating results for FTP for the years ended June 30, 1995, and 1994 were as follows:

                                        1995           1994
                                        ----           ----

     Revenue                         $ 1,113,360    $ 1,503,751

     Gross loss                          (92,635)       (24,380)

     Operating loss                     (296,110)     $ (35,550)
     Loss on sale of division           (157,500)          ----

The loss of $157,500 includes lease abandonment and severance costs and the loss on sale of assets.

On September 1, 1995, the Company completed the sale of the Knightsbridge
Microfilm Division based in Winchester, U.K.    For the years ended June 30,
1995 and June 30, 1994, the division generated revenues of $519,012 and
$837,610, respectively.    For the same periods, the division generated net
losses of $284,357 and $79,010.    A loss of $145,000 on the sale of assets of
the division is recognized in the results of operations for the year ended June
30, 1995.    The net book value of the total assets of the division was $297,273 on June 30, 1995.

Also, on September 1, 1995, the Company completed the sale of the Marketing
Fulfillment Division based in Billerica, Massachusetts.    For the years ended
June 30, 1995 and June 30, 1994, the division generated revenues of $2,186,963
and $2,174,332, respectively.    For the same periods, the division generated
net profits of $208,932  and $139,190.    An aggregate gain of approximately
$219,800 on the sale of assets of the division will be recognized in the results
of operations for the quarter ended September 30, 1995.    The net book value of
the total assets of the division was approximately  $236,100 on June 30, 1995.

In October, 1993, the Company completed two separate transactions to sell certain assets, customer lists and personal property of two divisions. For the year ended June 30, 1994, the divisions generated revenue of $331,900 and net losses of $34,200. An aggregate loss of $33,700 on the sale was recognized in the Company's results of operations for the year ended June 30, 1993. The net book value of total assets of the two divisions sold was $423,883.

NOTE 8.  EXTRAORDINARY ITEM

During the fourth quarter of fiscal 1994, the Company chose to use a portion of the proceeds of one of the private placements listed in Note 2 to retire, for less than their recorded value, the remaining capital lease obligations on equipment used in providing services to the telephone utility industry. The
transaction resulted in a gain of $71,119.    This gain has been classified as
an extraordinary item. There was no related tax effect due to the Company's net operating loss.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 9.  COMMITMENTS AND CONTINGENCIES

LITIGATION
In July, 1995, an action against the Company in connection with the employment of an individual was decided in favor of the Company by the State Court. At present, management and counsel believe that the future effect of this action on the Company will be immaterial.

In August, 1994, the Company filed suit against Digital Equipment Company (DEC) based upon termination by DEC of a contractual agreement between the Company and DEC. The matter is now set for trial in January, 1996.

LEASE COMMITMENTS
Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 1995, and 1994 was $716,959, and $867,343, respectively.

At June 30, 1995, the Company had capital and operating lease obligations for office space and equipment used in operations that mature during the fiscal years ending June 30 as follows:

                           Capital      Operating     Leases        Total
                           Leases       Property     Equipment    Commitments
                       -------------  -------------------------  -------------

  1996                    $  88,497    $  396,196    $  45,484     $  530,177
  1997                       47,298       243,994       39,326        330,618
  1998                        9,709       163,057       19,322        192,088
  1999                         ----       113,091        4,348        117,439
  2000 and later               ----        78,877         ----         78,877
                       -------------  ------------   ----------  -------------
                         $  145,504     $ 995,215    $ 108,480    $ 1,249,199
                                      ------------   ----------  -------------
                                      ------------   ----------  -------------
  Less amount
       representing
       interest              11,937
                       -------------
  Net obligations
       under capital
       leases (Note 4)    $ 133,567
                       -------------
                       -------------

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995, AND 1994

NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for the years ended June 30, 1995 and 1994 were as follows:

                                              Net income
                                                (loss)
                                             applicable to   Earnings
                                                 common       (Loss)
                               Revenues       Shareholders   Per Share
                               --------       ------------   ---------

Year ended June 30, 1995
Quarter ended --
 September 30, 1994          $ 3,446,796        $ (520,909)  $ (.05)
  December 31, 1994            3,720,648          (378,787)    (.03)
  March 31, 1995               3,501,719        (1,304,863)    (.11)
  June 30, 1995                2,927,685        (1,056,589)    (.08)
                            -------------   ---------------
                 Total       $13,596,848      $ (3,261,148)    (.28)
                            -------------   ---------------
                            -------------   ---------------

Year ended June 30, 1994
 Quarter ended --
 September 30, 1993          $ 4,537,572        $ (225,369)  $ (.05)
  December 31, 1993            5,038,264           66,656       .01
  March 31, 1994               4,277,463          (178,738)    (.02)
  June 30, 1994                4,068,422          (519,540)    (.05)
                           --------------   ---------------
                 Total      $ 17,921,721        $ (856,991)    (.11)
                           --------------   ---------------
                           --------------   ---------------

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

Included in the fourth quarter of fiscal 1995 are charges of $187,500 for the issuance of stock pursuant to a market value guarantee related to a 1992 acquisition agreement and $145,000 to provide for a loss on the sale of assets of the Knightsbridge Microfilm Division on September 1, 1995.

Included in the fourth quarter of fiscal 1994 is a charge of $62,711 for the acceleration of rent expense on an abandoned facility. The provision (benefit) for income taxes for the first three quarters of fiscal 1994 has been adjusted to give effect to the annualized effective tax rate.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE 11.  FOREIGN OPERATIONS AND MAJOR CUSTOMERS

Revenues, earnings before taxes and extraordinary items, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to SAZTEC Europe, Ltd. and its subsidiaries.

                                                        1995             1994
                                                        ----             ----

Total Revenues
  United States                                      $6,543,384       $8,807,917
  United Kingdom                                      7,053,464        9,113,804
                                                  --------------   --------------
                                                   $ 13,596,848     $ 17,921,721
                                                  --------------   --------------
                                                  --------------   --------------

Income (loss) before income taxes and
     extraordinary items
  United States                                     $(1,998,362)     $(1,046,861)
  United Kingdom                                     (1,262,786)         323,658
                                                  --------------   --------------
                                                   $ (3,261,148)      $ (723,203)
                                                  --------------   --------------
                                                  --------------   --------------

Identifiable Assets
  United States                                     $ 2,681,426      $ 3,227,361
  United Kingdom                                      2,474,236        4,284,505
                                                  --------------   --------------
                                                    $ 5,155,662      $ 7,511,866
                                                  --------------   --------------
                                                  --------------   --------------

MAJOR CUSTOMERS
For the year ended June 30, 1995, the Company had two customers in the United Kingdom that accounted for 15% and 9% respectively, of consolidated revenues. For the years ended June 30, 1994, the same two customers accounted for 8% and 13% respectively, of consolidated revenues.

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

The officers and directors of the Company are as follows:


     Name                Age       Position with Company
     ----                ---       ---------------------

     Robert P. Dunne     66        Chairman of the Board of Directors, Director

     Gary N. Abernathy   55        President, Director, Chief Executive Officer

     Tom W. Olofson      54        Director

     Lee R. Petillon     66        Director

     Elvin E. Smith      52        Senior Vice President, Sales

     Donald J. Campbell  55        Vice President, Secretary, and Treasurer

Mr. Dunne has been a director of the Company since March 1985. On November 8, 1990, Mr. Dunne was appointed Chairman of the Board. Since 1974 Mr. Dunne has also been President and Chief Executive Officer, a director and the principal shareholder of Robertson Corporation. Mr. Dunne is a Certified Public Accountant.

Mr. Abernathy was Group Vice President of the Company from May 1, 1987 to February 1, 1988; President and Chief Operating Officer from February 1, 1988, until May 1990, when he became Vice Chairman and Chief International Officer.
On December 9, 1994, Mr. Abernathy was appointed Chief Executive Officer. Mr. Abernathy was elected as a Director of the Company in March, 1985. From 1985 to April 1994, Mr. Abernathy was an officer, director and a principal shareholder of Robertson Corporation, which is also a shareholder of the Company.

Mr. Petillon was elected to the Company's Board of Directors in August 1988. Since 1978 Mr. Petillon has been in private law practice, dealing primarily in the areas of business, corporation, securities, mergers and acquisitions and corporate finance. Mr. Petillon served as the Company's legal counsel from June 1983 to June 1988.

Mr. Olofson was elected to the Company's Board of Directors in November 1991. Mr. Olofson has been Chairman and Chief Executive Officer of Electronic
Processing, Inc. since July 1988.   Mr. Olofson also serves as a member of the
Board of Directors of various private companies in which he is an investor.

Mr. Smith has been Senior Vice President, Sales, of the Company since December 1986. Prior to joining the Company, Mr. Smith was President of Dataphase, Inc.

Mr. Campbell was appointed Vice President, Secretary, and Treasurer of the Company in April 1995. Prior to joining the Company, Mr. Campbell was Vice
President of European Operations for Information Dimensions, Inc.   Mr. Campbell
is a Certified Public Accountant.

All directors hold office until the next annual meeting of shareholders and
until their successors are duly elected and qualified.   Officers are elected on
an annual basis by the Board of Directors and serve at the discretion of the Board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company believes that during the fiscal year ended June 30, 1995, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following tables set forth, for the fiscal year ended June 30, 1995, the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company.

                                           ANNUAL                          LONG TERM
                                        COMPENSATION                  COMPENSATION AWARD
                                        ------------                  ------------------
  NAME AND                                                            SECURITIES UNDERLYING         ALL OTHER
  PRINCIPAL POSITION          YEAR      SALARY($)      BONUS($)         OPTIONS/SAR'S (#)      COMPENSATION($)(1)
  ------------------          ----      ---------      --------         -----------------      ------------------
  GARY N. ABERNATHY           1995      115,375            ----                 100,000             55,000 (2)
  President and Chief         1994      109,000            ----                  50,000              4,990 (1)
   Executive Officer          1993      106,000          15,000                    ----                  ----

  ELVIN E. SMITH              1995      106,093            ----                    ----                  ----
  Senior Vice President       1994       97,156          18,937                  25,000                  ----
   Sales                      1993       90,737            ----                    ----                  ----

(1) Comprised of the taxable portion of split dollar life insurance premiums for the named executives.
(2) Market value of 80,000 shares of common stock given to Mr. Abernathy in an employment agreement with the Company dated January 1, 1995, and authorized to be issued as of September 21, 1995.

STOCK OPTIONS ISSUED

The following table sets forth the stock options issued to the named executives during the year ended June 30, 1995:

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                   INDIVIDUAL GRANTS

                    NUMBER OF SECURITIES     % OF TOTAL OPTIONS/SARS         EXERCISE
                    UNDERLYING OPTIONS/       GRANTED TO EMPLOYEES           OR BASE          EXPIRATION
                      SARS GRANTED (#1)           IN FISCAL YEAR           PRICE ($/SH.)         DATE
NAME                  ----------------            --------------           -------------         ----

Gary N. Abernathy        100,000                       100.0%                   0.625          February 22,
                                                                                                   2000

STOCK OPTIONS EXERCISED

During the year ended June 30, 1995, no stock options were exercised by the named executives. For the fiscal year ended June 30, 1995, no stock options previously awarded to any of the named executives were repriced. The following table sets forth, as of June 30, 1995, the exercisable and unexercisable portions of stock options held by the named executives.

                                                                    NUMBER OF SECURITIES UNDERLYING
                                                            UNEXERCISED OPTIONS/SARS AT FISCAL YEAR END (#)
                         SHARES ACQUIRED        VALUE       -----------------------------------------------
NAME                     ON EXERCISE ($)     REALIZED ($)          EXERCISEABLE        UNEXERCISEABLE
----                     ---------------     ------------          ------------        --------------

Gary N. Abernathy             -0-                 -0-                 91,000              111,500

Elvin E. Smith                -0-                 -0-                 67,000               22,000

As of June 30, 1995, there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executives.

LONG-TERM INCENTIVE PLAN AWARDS

The Company has no Long-term Incentive Plan Awards currently in effect.

EMPLOYMENT CONTRACTS

Mr. Abernathy has an employment contract entered into with the Company on January 1, 1995 under which he will perform the duties of the office to which he is elected by the Board of Directors. The contract is for a three year term ending December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

The following table sets forth, as of September 21, 1995 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.


          NAME AND ADDRESS              NO. OF SHARES       PERCENT OWNED (1)
          ----------------              -------------       -----------------

          Gary N. Abernathy (2)
          43 Manning Road
          Billerica, MA     01821            206,169             1.4

          Robert P. Dunne (3)
          928 Southwest Tenth Street
          Miami, FL 33130                    569,665             3.9

          Lee R. Petillon
          21515 Hawthorne Blvd., #1260
          Torrance, CA  90503                 24,000              *

          Tom W. Olofson
          501 Kansas Ave
          Kansas City, KS  66105              92,000              *

          Richard P. Kiphart (4)
          222 West Adams
          Chicago, IL 60603                1,325,786             9.0

          Tallard B.V. (5)
          c/o Peder G. Wallenberg
          Amsteldijk 166 Rivierstaete
          1079 LH Amsterdam                4,562,697            30.9

          Elvin E. Smith
          6700 Corporate Drive Suite 100
          Kansas City, MO  64120              91,433              *

          Donald J. Campbell
          43 Manning Road
          Billerica, MA     01821               ----              *

          All Directors and Officers
          as a Group (7 persons)             983,167             6.7

          * Less than one percent (1%)

(1) Based on 12,543,851 shares outstanding on September 21, 1995, 196,666 shares authorized to be issued, and exercisable options and warrants to issue an additional 2,024,353 shares, in aggregate, at such date, for a total of 14,764,870.

(2) The shares beneficially owned by Mr. Abernathy are issued in the following manner: 10,769 shares in the name of Information Control, Inc. which is wholly-owned by Mr. Abernathy, a vested right to acquire 91,000 shares pursuant to stock options, 24,400 shares owned directly, and 80,000 shares authorized to be issued.

(3) The shares beneficially owned by Mr. Dunne are issued in the following manner: 94,565 shares in the name of Robertson Corporation (of which Mr. Dunne is the sole owner), a vested right to acquire 190,333 shares pursuant to stock options, 300 shares held by the Amy Schneeberger Trust, of which Mr. Dunne is a trustee, 400 shares held by Mrs. Dunne's Individual Retirement Account, and 284,067 shares owned directly.

(4) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 1,182,746 shares owned directly, and 143,040 shares in the aggregate, held by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(5) The shares beneficially owned by Tallard B.V. are held in the following manner: 4,129,364 shares owned directly by Tallard B.V., 83,333 shares authorized to be issued, and a right to acquire 350,000 shares pursuant to stock
warrants held by Tallard B.V.   Tallard B.V. is wholly owned by Mr. Wallenberg,
and he may be deemed to be the beneficial owner of all shares held by Tallard
B.V.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 5, 1994, the Company agreed to sell 1,226,052 shares of unregistered Common Stock of the Company for $750,000 to Tallard B.V. ("Tallard") pursuant to
a Stock Purchase Agreement.    The transaction was consummated at a price
approximating then current quoted market prices.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
     The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

     EXHIBIT
     NUMBER
     ------
      10.8   1995 Employee Stock Option Plan
      10.9   1995 Non-Employee Directors Stock Option Plan
      10.10  Employment Agreement for Gary N. Abernathy of January 1, 1995
      10.11  Renewal of Revolving Credit Agreement, dated August 12, 1995
      22 Subsidiaries of the registrant (disclosed on page 3 in Item 1 of this 10-KSB)

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:


EXHIBIT NO.    DESCRIPTION                             FILED AS EXHIBIT:
-----------    -----------                             ----------------
     2         Plan of Recapitalization                2 to Form 8-K dated
                                                       February 19, 1993

     3         Articles of Incorporation and By-Laws   3 to Form 10-K for the
                                                       year ended June 30, 1990

     4         Instruments defining the rights of      4 to Form 10-K for the
               security holders including indentures.  year ended June 30, 1990

    4.1        Ten Year Convertible Debenture Note     4 to Form 10-K for the
               Agreement                               year ended June 30, 1992

    4.2        Certificate of Determination for the    4 to Form 8-K dated
               establishment of the Series A           February 19, 1993
               Cumulative Preferred Stock

    4.3        Registration Rights Agreement dated     4 to Form 8-K dated
               December 31, 1993 among Saztec          December 31, 1993
               International, Inc., Tallard B.V.,
               Barry Craig, and the Preferred
               Shareholders

   10.1        Stock Purchase Agreement between        10 to Form 8-K dated
               Saztec International, Inc., and         October 5, 1994
               Tallard B.V

   10.2        Agreement dated January 9, 1995         10 to Form 10-Q for the
               between Saztec International, Inc.,     Quarter ended December
               the Meyerson Group and the Placement    31, 1994
               Warrant Holders

   10.3        The rescission of the purchase of CFL,  2 to Form 8-K dated
               Ltd. common stock                       February 17, 1993

   10.4        Loan Agreement between Tallard B.V.     10 to Form 8-K dated
               and Saztec Europe, Ltd.                 February 19, 1993

   10.5 Conversion Agreement dated December 31, 10 to Form 8-K dated 1993 among Saztec International, Inc., December 31, 1993 Tallard B.V., and the Preferred
               Shareholders

   10.6        Renewal of Revolving Credit Agreement   10 to Form 8-K dated
                                                       June 2, 1995

   10.7        Renewal of Revolving Credit Agreement   10 to Form 8-K dated
                                                       June 19, 1995

(B) REPORTS ON FORM 8-K:
During the three months ended June 30, 1995, Form 8-K's dated June 2, 1995, and June 19, 1995, were filed with respect to the extension of the revolving credit facility.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 22, 1995


     SAZTEC INTERNATIONAL, INC.
     --------------------------



     By:  /s/ Robert P. Dunne
        --------------------------------------------
          Robert P. Dunne
          Chairman of the Board and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 22, 1995.


     Signature                          Capacity
     ---------                          --------


     /s/ Robert P. Dunne           Chairman of the Board and Director
     ---------------------------
     Robert P. Dunne


     /s/ Gary N. Abernathy         President, Director, Chief Executive
     ---------------------------   Officer and Director
     Gary N. Abernathy


     /s/ Donald J. Campbell        Vice President, Secretary/Treasurer,
     ---------------------------   and Chief Financial Officer
     Donald J. Campbell


     /s/ Tom W. Olofson            Director
     ---------------------------
     Tom W. Olofson


     /s/ Lee R. Petillon           Director
     ---------------------------
     Lee R. Petillon