Form 10KSB/A
period 1995-06-30
SAZTEC INTERNATIONAL INC
filed 1995-11-01
CIK 801354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                         COMMISSION FILE NUMBER 0-15353
                          _____________________________
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

                           SAZTEC INTERNATIONAL, INC.

                                  FORM 10-KSB/A

                                 Amendment No. 1
                                       to
                                   Form 10-KSB
                                       for
                         Fiscal Year Ended June 30, 1995


The Saztec International, Inc. (the "Company") annual report on Form 10-KSB (the "Form 10-KSB") for the year ended June 30, 1995, is hereby supplemented and amended as follows:

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

       Exhibit
       Number
       ------
        10.8   1995 Employee Stock Option Plan
        10.9   1995 Non-Employee Directors Stock Option Plan
        10.10  Employment Agreement for Gary N. Abernathy of January 1, 1995
        10.11  Renewal of Revolving Credit Agreement, dated August 12, 1995
        22     Subsidiaries of the registrant (disclosed on page 3 in Item 1 of this 10-KSB)
        27     Financial Data Schedule

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

Exhibit No.    Description                                  Filed as Exhibit:
-----------    -----------                                  -----------------
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

 10.1          Stock Purchase Agreement between Saztec  10 to Form 8-K dated
               International, Inc., and Tallard B.V.    October 5, 1994

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


Dated:   October 27, 1995


  SAZTEC INTERNATIONAL, INC.

  By:     /s/ Donald J. Campbell
      -----------------------------------
          Donald J. Campbell
          Vice President, Secretary/Treasurer,
          and Chief Financial Officer