Form 10-Q
period 1995-09-30
SAZTEC INTERNATIONAL INC
filed 1995-11-13
CIK 801354

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                For the Quarter Ended September 30, 1995

                     Commission File Number 0-15353


                       --------------------------
                       SAZTEC INTERNATIONAL, INC.


             CALIFORNIA                               33-0178457
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification Number)


         43 MANNING ROAD, BILLERICA, MASSACHUSETTS 01821
               (Address of Principal Executive Office)


                            508-262-9600
                   (Registrant's Telephone Number)


                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2)  has been subject to such filing requirements for the past  90
days.  Yes   X     No
           -----      -----


The number of shares outstanding of registrant's Common Stock at November 10, 1995, was 12,533,851 shares.

                     SAZTEC INTERNATIONAL, INC.
                             FORM 10-QSB
                  QUARTER ENDED SEPTEMBER 30, 1995


                              CONTENTS
                              --------



                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements:

Consolidated Statements of Operations --
   Three months ended September 30, 1995 and 1994                      3

Consolidated Balance Sheets -- September 30, 1995
   and June 30, 1995                                                   4

Consolidated Statements of Cash Flows --
   Three months ended September 30, 1995 and 1994                    5 - 6

Notes to Consolidated Financial Statements --
   September 30, 1995                                                  7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                8 - 9


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                        Not Applicable

Item 2. Changes in Securities                                    Not Applicable

Item 3. Defaults Upon Senior Securities                                10

Item 4. Submission of Matters to a Vote of Security Holders      Not Applicable

Item 5. Other Information                                              10

Item 6. Exhibits and Reports on Form 8-K                               10

Signatures                                                             11

            SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Unaudited)


                                    1995          1994
                                    ----          ----

REVENUES                          $2,359,115   $3,446,796

Cost of services                   1,868,369    2,993,874
                                  ----------  -----------
GROSS PROFIT                         490,746      452,922

Selling, general & administrative
 expense                             916,907      942,173
                                  ----------  -----------

LOSS FROM OPERATIONS                (426,161)    (489,251)

Interest expense                     (38,987)     (42,284)
Gain on sale of divisions            231,154           --
                                  ----------  -----------
LOSS BEFORE PROVISION FOR
 INCOME  TAXES                      (233,994)   (531,535)

Provision (benefit) for income
 taxes                                    --     (10,626)
                                  ----------  -----------

NET LOSS                          $ (233,994)  $(520,909)
                                  ----------  -----------
                                  ----------  -----------

LOSS PER SHARE OF COMMON STOCK:
Net loss applicable to common
 stockholders                          $(.02)      $(.05)
                                  ----------  -----------
                                  ----------  -----------

Weighted average number
 of shares                        12,533,851  10,680,464
                                  ----------  -----------
                                  ----------  -----------


                       See accompanying notes.


            SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1995 AND JUNE 30, 1995

                               ASSETS
                                                 SEPT.30,      JUNE 30,
                                                   1995          1995
                                               -------------  ------------
                                                (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                      $     383,898  $    644,101

Restricted cash                                       32,973        38,010

Accounts receivable, less allowance for
 doubtful accounts                                 1,704,061     2,215,771

Work in process                                      586,133       580,842

Prepaid expenses and other current assets            148,184       160,076
                                               -------------  ------------
Total current assets                               2,855,249     3,638,800

PROPERTY AND EQUIPMENT, NET                          895,179     1,164,048

OTHER ASSETS

Goodwill and other intangible assets,
 less accumulated amortization                       193,468       208,182

Deposits and other assets                            143,060       144,632
                                               -------------  ------------
Total assets                                   $   4,086,956  $  5,155,662
                                               -------------  ------------
                                               -------------  ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPT. 30,      JUNE 30,
                                                   1995          1995
                                               -------------  ------------
                                                (Unaudited)
CURRENT LIABILITIES

Notes payable                                  $     649,876  $    650,091

Common stock subject to repurchase                   100,000       100,000

Accounts payable                                   1,233,592     1,028,708

Accrued liabilities                                  571,082     1,350,596

Customer deposits                                    642,678     1,085,479

Current portion long-term debt and capital
 lease obligations                                   170,428       193,320
                                               -------------  ------------

Total current liabilities                          3,367,656     4,408,194

CUSTOMER DEPOSITS, NON-CURRENT                       145,897            --

ACCRUED EXPENSES, NON-CURRENT                         59,904            --

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                                          99,197       105,686

STOCKHOLDERS' EQUITY

Preferred stock-no par value;  1,000,000
 shares authorized; no shares issued                     --             --

Common stock-no par value;  20,000,000
 shares authorized; 12,533,851 shares
 issued at September 30, 1995, and
 12,543,851 shares issued at June 30, 1995       11,134,811     11,134,811

Contributed capital                                  14,498         14,498

Accumulated deficit                             (10,607,195)   (10,373,201)

Cumulative translation adjustment                  (127,812)      (134,326)
                                               -------------  ------------
Total stockholders' equity                          414,302        641,782
                                               -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  4,086,956   $  5,155,662
                                               -------------  ------------
                                               -------------  ------------

                       See accompanying notes.

            SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Unaudited)

                                                   1995         1994
                                               ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $   (233,994) $  (520,909)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

  Depreciation and amortization                     183,971      266,739

  Provision for bad debts                             4,732           --

  Gain on sale of assets                            (25,439)          --

  Gain on sale of assets of  divisions sold        (231,154)          --


  Other                                                 928       82,912

Changes in assets and liabilities:

  Accounts receivable                               498,489      529,596

  Work in process                                   (51,562)       5,464

  Prepaid expenses and other
   current assets                                     7,434      (82,724)

  Deposits and other assets                           1,572       (1,039)

  Accounts payable                                  204,884     (140,775)

  Accrued liabilities                              (598,196)     (51,951)

  Customer deposits and non-current
   accrued expenses                                  32,527       29,282

  Income taxes payable                                  --       (11,826)
                                               ------------  -----------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                              (205,808)     104,769
                                               ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment               (29,718)     (71,092)

  Proceeds from the sale of property
   and equipment                                     17,169           --

  Decrease in restricted cash                         5,037      131,608
                                               ------------  -----------
NET CASH (USED IN) PROVIDED BY INVESTING
 ACTIVITIES                                          (7,512)      60,516
                                               ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment received on notes receivable               4,127        13,247

  Principal payments on debt and capital
   lease obligations                               (41,182)      (92,168)

  Borrowings on notes payable                    1,023,533     1,218,650

  Payments on notes payable                     (1,032,987)   (1,551,861)

  Proceeds from issuance of common stock,
   net of issuance costs                                 --      150,000

                                               ------------  -----------
NET CASH USED IN FINANCING ACTIVITIES               (46,509)    (262,132)
                                               ------------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (374)     (10,977)
                                               ------------  -----------
NET DECREASE IN CASH                               (260,203)    (107,824)

CASH AT BEGINNING OF PERIOD                         644,101      386,263
                                               ------------  -----------
CASH AT END OF PERIOD                          $    383,898  $   278,439
                                               ------------  -----------
                                               ------------  -----------

                       See accompanying notes.
 Certain amounts in the prior year have been reclassified to permit comparison.

            SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Unaudited)

                                          1995      1994
                                         -------  --------
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

Purchase of property and equipment
 through issuance of notes payable
 and capital lease obligations           $83,631  $ 77,794
                                         -------  --------
                                         -------  --------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

  Cash paid (received) during the
   period for:

    Interest                             $38,987  $ 31,246
                                         -------  --------
                                         -------  --------
    Income taxes                         $    --  $     --
                                         -------  --------
                                         -------  --------
   Common stock subscription
    receivable                           $    --  $600,000
                                         -------  --------
                                         -------  --------

                       See accompanying notes.

            SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1995 AND 1994

NOTE 1. ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Certain reclassifications have been made in the fiscal 1995 financial statements to conform with the current year's presentation.

NOTE 2. COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exerciseable at 10,000 shares ($20,000) per quarter through April, 1996. During the quarter ended September 30, 1995, 10,000 shares of common stock totaling $20,000 were repurchased by the Company pursuant to the terms of the put option. Of the stock repurchased this period and in prior periods, $40,000 remained payable to the selling shareholders at September 30, 1995.

NOTE 3. SALE OF DIVISIONS

In August 1995, management agreed to sell the assets of the Knightswade Microfilm Division, based in Winchester, England, and the Marketing Fulfillment Division based in Billerica, Massachusetts.
The sales of both divisions were completed on August 31, 1995. The operating results of both divisions for the three months ended September 30, 1995 and 1994 were as follows:

                                   1995      1994
                                 --------  --------
   Revenue                       $312,965  $650,288

   Gross profit (loss)            (13,102)  101,194

   Operating loss                 (45,173)   (1,424)

   Gain on sale of divisions      231,154        --


Gain on sale of divisions includes gains and losses on sales of assets, severance costs, and related closedown costs. A loss provision of $145,000 for the sale of the Knightswade Microfilm Division was previously recognized in the year ended June 30, 1995.

In June, 1995, the Company completed the sale of the U.K.-based Financial Transaction Processing Division. For the period of three months ending September 30, 1994, the division generated revenue of $409,259, gross loss of $(20,841), and operating loss of $(42,680).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the quarter ended September 30, 1995, declined to $2,359,115 from $3,446,796 for the quarter ended September 30, 1994, a decrease of $1,087,681, or (31.6%). Excluding the revenue of divisions sold since September 30, 1994 (see Note 3), revenue for the quarter ended September 30, 1995, was $2,046,150, compared to $2,387,249 for the quarter ended September 30, 1994, a decrease of $341,099, or (14.3%).

U.S. revenue, excluding the divisions sold, declined to $926,935 in the quarter ending September 30, 1995, from $1,150,060 in the prior year quarter, a decrease of $223,125, or (19.4%). European revenue, excluding the divisions sold, declined to $1,119,215 in the quarter ending September 30, 1995, from $1,237,189 in the prior year quarter, a decrease of $117,974, or (9.5%). The decline in U.S. revenue was due primarily to reduced sales of off-shore, brokered data conversion services. The decline of revenue in Europe was primarily due to the completion in early calendar 1995 of certain large library retrospective conversion projects. The volume of library projects in Europe is now starting to recover, with major new projects beginning in Switzerland, Germany, and the U.K. Management expects revenue in Europe to improve gradually through the second quarter, with larger gains appearing during the first half of calendar 1996. In the U.S. data conversion market, management anticipates an improvement in revenues through the second and third quarter of the 1996 fiscal year.

Gross profit for the three months ending June 30, 1995, increased to $490,746 from $452,922 for the same period in the prior year, an increase of 8.3%. For the quarter ended September 30, 1995, the gross profit percentage was 20.8% as compared to 13.1% for the same period in the prior year. The improvement in gross profit percentage was primarily due to consolidations in operations and disposals of unprofitable divisions that have taken place since September 30, 1994.

As a dollar amount, selling, general and administrative (SG&A) expenses decreased to $916,907 from $942,173 for the same period in the prior year, a decline of $25,266, or (2.7%). As a percentage of revenue, SG&A increased to 38.9% of revenues in the quarter ended September 30, 1995, from 27.3% in the same period of the prior year. Selling expenses declined
(6.0%) to $357,816 for the quarter ended September 30, 1995, compared to $380,618 for the period in the prior year. Administrative expenses declined (5.8%) to $611,290 for the quarter ended September 30, 1995, compared to $648,835 for the period in the prior year. The decreases in both selling and administrative expenses were primarily the result of disposals of divisions since the prior year period. Other income for the quarter ended September 30, 1995, was $52,199, consisting primarily of favorable adjustments to prior-period accruals. Other income for the same period in the prior year was $87,280, consisting primarily of a reduction in a bonus accrual for nonperformance.

Operating loss decreased to $426,161 for the quarter ended September
30, 1995, compared to a loss of $489,251 for the same period in the prior year. Excluding the divisions sold, the operating loss for the quarter ended September 30, 1995, was $380,988 compared to $445,147 for the same quarter in the prior year.

Net loss for the quarter ended September 30, 1995, was $233,994, which included the benefit of a $231,154 gain on the sale of divisions. Net loss for the same period in the prior year was $520,909.

CAPITAL RESOURCES AND LIQUIDITY

The Company has a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings are determined by a specified percentage of qualified domestic trade receivables, with an aggregate maximum borrowing level that declines in steps from $650,000 on August 15, 1995, to $450,000 on November 30, 1995. On September 30, 1995,
the Company had borrowed $597,843 under the credit line. The credit line will be payable in full on December 31, 1995, unless an additional renewal is obtained. The credit agreement at September 30, 1995, contains various restrictive covenants that require, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred through September 30, 1995, the Company is not in compliance with that level and is technically in default of the agreement. However, the lender is continuing to extend borrowings to the Company under the credit agreement.

The Company's unrestricted cash balance was $383,898 on September 30, 1995, compared to $644,101 on June 30, 1995. As of September 30, 1995, the Company's working capital deficit was $512,407, compared to a deficit of $769,394 at June 30, 1995. The improvement in working capital on September 30, 1995, was primarily due to the reclassification from current to non-current liabilities of certain customer deposits and accrued expenses, totaling $205,801, that relate to revenue or transactions to be realized more than one year beyond September 30, 1995. The Company's working capital deficit at June 30, 1995, reflected a decrease of $1,387,253 from the positive level of $617,859 on June 30, 1994, primarily due to net operating losses.

The Company's working capital deficit could be further adversely affected in fiscal 1996 by (i) the failure to eliminate losses in the second quarter of fiscal 1996, (ii) the scheduled maturity of the revolving credit facility on December 31, 1995, and (iii) additional working capital requirements to support projected revenue increases during the remainder of fiscal 1996.

The Company's continued existence is dependent upon resolving its liquidity problem in the near future. The Company is exploring opportunities to alleviate the liquidity pressures, including further extension of the maturity of the revolving credit facility, additional private placements, the sale or closedown of unprofitable business activities, and the sale of profitable business operations that are not in line with the long-term strategy of the Company. There can be no assurance that the Company will be successful in these or any other efforts. The failure of the Company to solve its short-term liquidity pressures could directly affect the ability of the Company to operate as a going concern.

                    SAZTEC INTERNATIONAL, INC.
                  SEPTEMBER 30, 1995 FORM 10-QSB

                    PART II - OTHER INFORMATION

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has a revolving credit agreement that contains various restrictive covenants which require, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred through September 30, 1995, the Company is not in compliance with that level and is technically in default of the agreement.

ITEM 5. OTHER INFORMATION

As of November 10, 1995, the Company was not in compliance with the NASDAQ SmallCap Market capital and surplus requirements. The Company has been granted a hearing before an NASD panel on November 10, 1995, to present a plan for achieving compliance. If the Company does not obtain an exception to the continuing inclusion criteria, the Company's common stock will be delisted from the NASDAQ SmallCap Market. However, the Company's stock may continue to be listed in the OTC Bulletin Board.

Donald J. Campbell, Chief Financial Officer, Vice President, Secretary, and Treasurer of the Company will leave the Company after November 17, 1995, for personal reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following Exhibit is filed by attachment to this Form 10-QSB:

Exhibit
Number          Description of Exhibit       Page
------          -----------------------      ----
 27             Financial Data Schedule       12

(b) REPORTS ON FORM 8-K:

None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1995


       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)



                                     By: /s/ Donald J. Campbell
                                         ----------------------
                                         Donald J. Campbell
                                         Chief Financial Officer,
                                         Vice President, Secretary, Treasurer