Form 10QSB
period 1995-12-31
SAZTEC INTERNATIONAL INC
filed 1996-02-14
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 0-15353

                          ----------------------------
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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No ___

The number of shares outstanding of registrant's Common Stock at January 31, 1996, was 12,518,751 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 1995

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Operations --
          Three months ended December 31, 1995 and 1994                      3

        Consolidated Statements of Operations --                             4
          Six months ended December 31, 1995 and 1994

        Consolidated Balance Sheets -- December 31, 1995 and June 30, 1995   5

        Consolidated Statements of Cash Flows --                          6 - 7
          Six months ended December 31, 1995 and 1994

        Notes to Consolidated Financial Statements -- December 31, 1995      8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             9 - 11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                         Not Applicable

Item 2. Changes in Securities                                               12

Item 3. Defaults Upon Senior Securities                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders       Not Applicable

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                                    12

Signatures                                                                  13

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                             1995          1994
                                                      -----------   -----------

REVENUES                                              $ 2,997,179   $ 3,720,648

Cost of services                                        2,070,807     2,905,168
                                                      -----------   -----------

GROSS PROFIT                                              926,372       815,480

Selling, general & administrative expense                 726,994     1,137,047
                                                      -----------   -----------

PROFIT (LOSS) FROM OPERATIONS                             199,378      (321,567)

Interest expense                                          (36,560)      (42,239)
                                                      -----------   -----------


PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES           162,818      (363,806)

Provision for income taxes                                  9,094        14,981
                                                      -----------   -----------

NET PROFIT (LOSS)                                     $   153,724   $  (378,787)
                                                      ===========   ===========

INCOME (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) applicable to common
    stockholders                                             $.01         $(.03)
                                                      ===========   ===========

Weighted average number of shares                      12,522,321    11,344,792
                                                      ===========   ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                       1995           1994
                                                -----------    -----------

REVENUES                                        $ 5,356,294    $ 7,167,444

Cost of services                                  3,939,176      5,899,042
                                                -----------    -----------

GROSS PROFIT                                      1,417,118      1,268,402

Selling, general & administrative expense         1,643,901      2,079,220
                                                -----------    -----------

LOSS FROM OPERATIONS                               (226,783)      (810,818)

Interest expense                                    (75,547)       (84,523)

Gain on sale of divisions                           231,154             --
                                                -----------    -----------


LOSS BEFORE PROVISION FOR INCOME TAXES              (71,176)      (895,341)

Provision for income taxes                            9,094          4,355
                                                -----------    -----------

NET LOSS                                        $   (80,270)   $  (899,696)
                                                ===========    ===========

LOSS PER SHARE OF COMMON STOCK:

Net loss applicable to common stockholders            $.(01)         $(.08)
                                                ===========    ===========

Weighted average number of shares                12,527,321     11,012,629
                                                ===========    ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND JUNE 30, 1995

                                      ASSETS

                                                                            DEC. 31,        JUNE 30,
 CURRENT ASSETS                                                                 1995            1995
                                                                        ------------    ------------
                                                                         (Unaudited)
 Cash and cash equivalents                                              $    203,580    $    644,101
 Restricted cash                                                              58,250          38,010
 Accounts receivable, less allowance for doubtful accounts                 2,506,946       2,215,771
 Work in process                                                             626,450         580,842
 Prepaid expenses and other current assets                                   131,248         160,076
                                                                        ------------    ------------
 Total current assets                                                      3,526,474       3,638,800

 PROPERTY AND EQUIPMENT, NET                                                 768,984       1,164,048

 OTHER ASSETS
 Goodwill and other intangible assets, less accumulated amortization         184,241         208,182
 Deposits and other assets                                                   142,317         144,632
                                                                        ------------    ------------

 TOTAL ASSETS                                                           $  4,622,016    $  5,155,662
                                                                        ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            DEC. 31,        JUNE 30,
CURRENT LIABILITIES                                                             1995            1995
                                                                        ------------    ------------
                                                                         (Unaudited)
Notes payable                                                           $         --    $    650,091
Current portion long-term debt and capital lease obligations                 303,885         193,320
Common stock subject to repurchase                                            36,000         100,000
Accounts payable                                                           1,482,921       1,028,708
Accrued liabilities                                                          521,891       1,350,596
Customer deposits                                                          1,081,933       1,085,479
                                                                        ------------    ------------
Total current liabilities                                                  3,426,630       4,408,194

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                 514,550         105,686
ACCRUED EXPENSES, NON-CURRENT                                                 62,652              --
COMMON STOCK SUBJECT TO REPURCHASE                                            64,000

STOCKHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 shares authorized; no shares
      issued                                                                      --              --
Common stock-no par value; 20,000,000 shares authorized; 12,523,851 shares issued at December 31, 1995, and 12,543,851 shares
      issued at June 30, 1995                                             11,134,811      11,134,811
Contributed capital                                                           14,498          14,498
Accumulated deficit                                                      (10,453,471)    (10,373,201)
Cumulative translation adjustment                                           (141,654)       (134,326)
                                                                        ------------    ------------

Total stockholders' equity                                                   554,184         641,782
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  4,622,016    $  5,155,662
                                                                        ============    ============

                           See accompanying notes

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                               1995           1994
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $   (80,270)   $  (899,696)
Adjustments to reconcile net loss to net cash (used
       in) provided by operating activities:
   Depreciation and amortization                            313,965        516,210
   Provision for bad debts                                    9,389         24,415
   Gain on sale of assets                                   (25,238)        45,268
   Gain on sale of assets of divisions sold                (231,154)            --
   Other                                                        928         16,286
Changes in assets and liabilities:
   Accounts receivable                                     (341,295)     1,033,234
   Work in process                                         (100,391)         5,716
   Prepaid expenses and other current assets                 19,523       (102,698)
   Deposits and other assets                                  1,996         (2,546)
   Accounts payable                                         611,600       (361,381)
   Accrued liabilities                                     (624,132)       (19,136)
   Customer deposits and non-current accrued expenses       347,541         60,872
   Income taxes payable                                     (24,553)         2,203
                                                        -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (122,091)       318,747
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                      (35,204)      (161,808)
   Proceeds from the sale of property and equipment          53,210         15,692
Payments received on notes receivable                         8,347         23,260
    Decrease in restricted cash                             (20,240)       107,224
                                                        -----------    -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           6,113        (15,632)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital lease
     obligations                                            (86,848)      (299,794)
   Borrowings on notes payable                            1,645,500      2,551,250
   Payments on notes payable                             (1,841,704)    (2,851,565)
Payments on common stock repurchase obligation                             (20,000)
   Proceeds from issuance of common stock, net of
     issuance costs                                                        729,668
                                                        -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (283,052)       109,579
                                                        -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (41,491)        (2,955)
                                                        -----------    -----------

NET (DECREASE) INCREASE IN CASH                            (440,521)       409,739

CASH AT BEGINNING OF PERIOD                                 644,101        386,263
                                                        -----------    -----------
CASH AT END OF PERIOD                                   $   203,580    $   796,002
                                                        ===========    ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                               1995           1994
                                                               ----           ----
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
Purchase of property and equipment through issuance
     of notes payable and capital lease obligations                    $   134,887
                                                                       ===========

Note payable issued in exchange for trade payables      $   139,317
                                                        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
     Interest                                           $    90,580    $    55,561
                                                        ===========    ===========
     Income taxes                                       $    38,758
                                                        ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

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

NOTE 2.  COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exerciseable at 10,000 shares ($20,000) per quarter through April, 1996. During the quarters ended September 30 and December 31, 1995, 10,000 shares of common stock at $20,000 were repurchased by the Company in each quarter pursuant to the terms of the put option. Of the stock repurchased during the periods and in prior periods, $60,000 and $80,000 remained payable to the selling shareholders at September 30 and December 31, 1995, respectively.

NOTE 3.  SALE OF DIVISIONS

In June 1995, management agreed to sell the assets of the Knightswade Microfilm Division, based in Winchester, England and in August 1995, the Marketing Fulfillment Division based in Billerica, Massachusetts. The sales of both divisions were completed on September 1, 1995. The operating results of both divisions for the three and six months ended December 31, 1995 and 1994 were as follows:

                                 3 MONTHS 1995  6 MONTHS 1995  3 MONTHS 1994  6 MONTHS 1994
                                 -------------  -------------  -------------  -------------
Revenue                           $   312,965    $   312,965    $   713,356    $ 1,363,644
Gross profit (loss)                   (13,102)       (13,102)        56,069        157,263
Operating loss                    $   (45,173)   $   (45,173)   $   (21,943)   $   (18,790)
Gain on sale of divisions             231,154        231,154

Gain on sale of divisions includes gains and losses on sales of assets, severance costs, and related closedown costs. A loss provision of $145,000 for the sale of the Knightswade Microfilm Division was previously recognized in the year ended June 30, 1995.

In June, 1995, the Company completed the sale of the U.K.-based Financial Transaction Processing Division. For the three and six month periods ending December 31, 1994, division performance follows:

                     3 MONTHS ENDED DECEMBER 31,     6 MONTHS ENDED DECEMBER 31,
                                 1994                            1994
Revenue                       $ 372,931                       $ 782,190
Gross profit                     21,190                             349
Operating loss                $ (54,360)                      $ (97,280)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the six months ended December 31, 1995, declined to $5,356,294 from $7,167,444 for the six months ended December 31, 1994, a decrease of $1,811,150, or (25.3%). Excluding the revenue of divisions sold since September 30, 1994 (see Note 3), revenue for the quarter ended December 31, 1995, was $2,997,179, compared to $2,634,361 for the quarter ended December 31, 1994, an increase of $362,818, or 13.7%.

U.S. revenue for the six months ended December 31, 1995, excluding the divisions sold, compares with the six month period in the prior year, declining $10,000 from $2,190,020. The decline in U.S. revenue experienced in the first quarter as compared to the prior year first quarter was recovered in the second quarter. European revenue, excluding divisions sold, also held steady, showing an increase of $31,000 over the six month period in the prior year, to $2,863,022. The sales mix in the United States and Europe was relatively unchanged from the prior year six month period. As reported for the quarter ended September 30, 1995, the volume of library projects in Europe is starting to recover, with major new projects beginning in Switzerland, Germany, and the U.K. Management expects revenue in both Europe and the United States to improve gradually through the second half of fiscal year 1996 over the six months ended December 31, 1995.

Gross profit for the six months ended December 31, 1995, net of divisions sold, increased $326,000 to 28.5% of sales from 22% for the six month period in the prior year. In particular, employee related cost of sales, net of divisions sold, decreased 22.5% for the current six months ended from the prior year six month period, with the largest reduction being realized in U.S. operations. This improvement was effected through consolidations in operations, increased efficiency of equipment put into production through June 30, 1995, compensation rate reductions and management restructuring efforts.

As a dollar amount, selling, general and administrative (SG&A) expenses for the six month period decreased $435,319 to $1,643,901 from $2,079,220 for the same period in the prior year. For the quarter ended December 31, 1995 SG&A decreased to $726,994 from $916,907 in the quarter ended September 30. The increase in SG&A in the first quarter of fiscal 1996 to 38.9% of revenues as compared to 27.3% in the same period of the prior year has been reduced to 30.6% of sales for the six month period as compared to 29% for the prior year six month period. The increase in the first quarter as a percentage of sales is primarily the result of lower total revenues during the current year, the time lag between enacting cost reduction measures and receiving the benefits therefrom, and the fixed nature of many costs of operating the Company. A small decline in total dollars of selling expenses realized in the first quarter as compared to the first quarter of the prior year continued through December 31, 1995. The decrease in selling expense for the current year six month period amounted to $177,221 to a total of $608,435 as compared to $785,656 for the prior year period. Administrative expenses declined 34.92% in the second quarter to $476,375 from $732,009 for the second quarter of the prior year. Administrative expenses for the current six month period of $1,035,466 are down 21.2% from the same period in the prior year. The decreases in both selling and administrative expenses were primarily the result of disposals of divisions since the prior year period. Other income for the six month period consists mainly of amounts reported for the quarter ended September 30, 1995, of $52,199. Gain on the disposition of assets in the ordinary course of business accounted for $25,439 of this amount, with the balance being primarily favorable adjustments to prior-period accruals for relocation costs from Dayton, Ohio and Kansas City, Missouri to Billerica, Massachusetts, and estimated legal fees. Other income for the same period in the prior year was $87,280, consisting primarily of reversal of annual reserves accrued over a five year period pursuant to employment contracts with four individuals. The additional compensation was contingent upon attainment of certain performance goals which were not met.

Loss from operations decreased to $226,783 for the six months as compared to $810,818 for the same period in the prior year. Excluding the divisions sold, the operating loss was $181,610 compared to $708,680 for the same period in the prior year.

Net loss for the six months ended December 31, 1995, was $80,270, which included the benefit of a $231,154 gain on the sale of divisions reported in the quarter ended Septermber 30, 1995. Net loss for the six month period in the prior year was $899,696.

Cash flow from operating activities suffered primarily from the loss for the six months and increases in accounts receivable and work in process over June 30, 1995 amounts. Cash position was further hampered by cash used in financing activities to meet required payments on equipment notes payable and to reduce the amount outstanding on the line of credit. These payments, however were crucial to negotiation of a new agreement with the Company's primary lender.

CAPITAL RESOURCES AND LIQUIDITY

The Company has a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings are 80% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level that declines in steps from $650,000 on August 15, 1995, to $450,000 on November 30, 1995. On September 30, 1995, the Company had borrowed $597,843 under the credit line. The credit line was payable in full on December 31, 1995. The credit agreement contained various restrictive covenants that required, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred through December 31, 1995, the Company was not in compliance with that level and was technically in default of the agreement. However, the lender continued to extend borrowings to the Company under the credit agreement.

The Company entered into a new revolving credit agreement with the lender to borrow $450,000 to replace the matured note at the lender's prime rate plus 4%. Maximum borrowings under the new agreement decline $10,000 per month beginning February 1, 1996. Unpaid principal amounts are due July 1, 1997. Available borrowing is unchanged from the above matured note. The new agreement contains covenants which require a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was in compliance with all covenants contained in the new agreement at December 31, 1995.

The Company's unrestricted cash balance was $203,580 on December 31, 1995, compared to $644,101 on June 30, 1995. As of December 31, 1995, the Company's working capital was $99,844, compared to a deficit of $769,394 at June 30, 1995. The improvement in working capital was primarily due to the reclassification from current to non-current liabilities of the $340,000 long-term portion of the note payable to the bank; a note given for trade payables of $136,317 at 8% interest, with payments of $4,000 per month through February 28, 1999, of which $97,831 is classified as long-term; and an agreement entered into to repay amounts owed on the common stock repurchase over 31 months at 8% interest, of which $64,000 is classified as long-term. The Company's working capital deficit at June 30, 1995, reflected a decrease of $1,387,253 from the positive level of $617,859 on June 30, 1994, primarily due to net operating losses.

The Company's ability to continue as a going concern is dependent upon its ability to achieve its fiscal year 1996 operating plan. This plan includes the disposition of unprofitable operations, disposition of profitable operations not included in the Company's long-term business mission, renewal or replacement of the line of credit, decreases in production and administration costs, and increasing imaging revenues.

As described in Note 3, the Company has sold its Financial Transaction Processing and Knightswade Microfilm Divisions. The Marketing Fulfillment Division was also sold, which was not in line with the Company's long-term business mission. As reported above, a new borrowing facility is in place through July, 1997. As noted in the "Results of Operations" section above, decreases in production costs have been realized and are expected to continue. Administrative cost reductions are expected to be realized through the consolidation of operations in Billerica, Massachusetts in the United States and Ardrossan, Scotland in the United Kingdom. In December, 1995 the Company completed a realignment and integration of its sales force, which is expected to result in larger reductions in selling costs in the second half of fiscal year 1996. Imaging revenues increased $44,000 to $546,000 in the six month period ending December 31, 1995 over the prior year six month period. Management expects further improvement in revenues over the prior year period through the second half of fiscal year 1996.

The Company's continued existence is also dependent upon improving its liquidity in the near future. Working capital could be adversely affected by the failure to eliminate losses in the final two quarters of fiscal 1996. The Company is exploring opportunities for additional private placements. There can be no assurance that the Company will be successful in these efforts. The failure of the Company to solve its liquidity pressures could directly affect the ability of the Company to operate as a going concern.

                           SAZTEC INTERNATIONAL, INC.
                          DECEMBER 31, 1995 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Subsequent to December 31, 1995 the Company executed a new note to its prime lender to replace its revolving line of credit agreement. The new agreement does not change the rights of any holders of its securities.

ITEM 5.  OTHER INFORMATION

As of November 10, 1995, the Company was not in compliance with the NASDAQ SmallCap Market capital and surplus requirements. The Company's common stock was subsequently delisted from the NASDAQ SmallCap Market and is now listed in the OTC Bulletin Board.

Donald J. Campbell, Chief Financial Officer, Vice President, Secretary, and Treasurer of the Company left the Company November 18, 1995, for personal reasons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB:

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT                               PAGE
------                ----------------------                               ----
  27                  Financial Data Schedule                               14

(B) REPORTS ON FORM 8-K:
The Company filed a Form 8-K dated November 21, 1995. The Form reported that the Company was notified by The NASDAQ Stock Market, Inc. that the Company's Common Stock was deleted from the NASDAQ Stock Market effective the close of business November 14, 1995. The stock would continue to be traded on the OTC Bulletin Board.

The Company filed a Form 8-K dated January 26, 1996. The Form reported that the Company's Board of Directors voted to appoint Grant Thornton LLP as its certifying accountants for the fiscal year ending June 30, 1996 subject to shareholder ratification at its regular annual meeting scheduled for February 22, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1996

       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)

                                                    By: /s/ THOMAS K. O'LOUGHLIN
                                                        ------------------------
                                                        Thomas K. O'Loughlin
                                                        Treasurer