Form 10QSB/A
period 1995-12-31
SAZTEC INTERNATIONAL INC
filed 1996-05-15
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

                                 Amendment No. 1

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


                                 ---------------


                    Total number of pages in this filing: 15

                           SAZTEC INTERNATIONAL, INC.

                                  FORM 10-QSB/A

                                 Amendment No. 1
                                       to
                                   Form 10-QSB
                                     for the
                         Quarter Ended December 31, 1995


The Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 (the "Form 10-QSB") for Saztec International, Inc. (the "Company") is hereby supplemented and amended as follows:



                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Operations --
           Three months ended December 31, 1995 and 1994                    3

        Consolidated Statements of Operations --
           Six months ended December 31, 1995 and 1994                      4

        Consolidated Balance Sheets -- December 31, 1995
           and June 30, 1995                                                5

        Consolidated Statements of Cash Flows --
           Six months ended December 31, 1995 and 1994                    6 - 7

        Notes to Consolidated Financial Statements --
           December 31, 1995                                              8 - 9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              10 - 12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  13

Item 6. Exhibits                                                           13

Signatures                                                                 14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


                                                        1995               1994
                                                        ----               ----

Revenues                                          $2,997,179         $3,720,648

Cost of services                                   2,070,807          2,905,168
                                                  ----------         ----------

Gross profit                                         926,372            815,480

Selling, general & administrative expense            866,833          1,137,047
                                                  ----------         ----------


Profit (Loss) from operations                         59,539           (321,567)

Interest expense                                     (36,560)           (42,239)
                                                  ----------         ----------

Profit (Loss) before provision for income taxes       22,979           (363,806)

Provision for income taxes                             9,094             14,981
                                                  ----------         ----------
Net profit (loss)                                 $   13,885         $ (378,787)
                                                  ==========         ==========

Income (Loss) per share of common stock:
Net income (loss) applicable to common
   stockholders                                        $.001              $(.03)
                                                  ==========         ==========

Weighted average number of shares                 12,522,321         11,344,792
                                                  ==========         ==========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


                                                    1995                1994
                                                    ----                ----

Revenues                                      $5,356,294          $7,167,444

Cost of services                               3,939,176           5,899,042
                                              ----------          ----------

Gross profit                                   1,417,118           1,268,402

Selling, general & administrative expense      1,783,740           2,079,220
                                              ----------          ----------

Loss from operations                            (366,622)           (810,818)

Interest expense                                 (75,547)            (84,523)

Gain on sale of divisions                        231,154                  --
                                              ----------          ----------

Loss before provision for income taxes          (211,015)           (895,341)

Provision for income taxes                         9,094               4,355
                                              ----------          ----------

Net loss                                      $ (220,109)         $ (899,696)
                                              ==========          ==========

Loss per share of common stock:

Net loss applicable to common stockholders         $.(02)              $(.08)
                                              ==========          ==========

Weighted average number of shares             12,527,321          11,012,629
                                              ==========          ==========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND JUNE 30, 1995


                         ASSETS
                                                                       Dec. 31,             June 30,
Current assets                                                             1995                 1995
                                                                           ----                 ----
                                                                    (Unaudited)

Cash and cash equivalents                                           $  203,580            $  644,101
Restricted cash                                                         58,250                38,010
Accounts receivable, less allowance for doubtful accounts            2,506,946             2,215,771
Work in process                                                        486,611               580,842
Prepaid expenses and other current assets                              131,248               160,076
                                                                    ----------            ----------
Total current assets                                                 3,386,635             3,638,800

Property and equipment, net                                            768,984             1,164,048

Other assets
Goodwill and other intangible assets, less accumulated amortization    184,241               208,182
Deposits and other assets                                              142,317               144,632
                                                                    ----------            ----------

Total assets                                                        $4,482,177            $5,155,662
                                                                    ==========            ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      Dec. 31,              June 30,
Current liabilities                                                       1995                  1995
                                                                          ----                  ----
                                                                    (Unaudited)

Notes payable                                                               --            $  650,091
Current portion long-term debt and capital lease obligations        $  303,885               193,320
Common stock subject to repurchase                                      36,000               100,000
Accounts payable                                                     1,482,921             1,028,708
Accrued liabilities                                                    521,891             1,350,596
Customer deposits                                                    1,081,933             1,085,479
                                                                    ----------            ----------
Total current liabilities                                            3,426,630             4,408,194

Long-term debt and capital lease obligations                           514,550               105,686
Accrued expenses, non-current                                           62,652                    --
Common stock subject to repurchase                                      64,000

Stockholders' equity
Preferred stock-no par value;  1,000,000 shares authorized;
      no shares issued                                                      --                    --
Commonstock-no par value; 20,000,000 shares authorized;
      12,523,851 shares issued at December 31, 1995, and
      12,543,851 shares issued at June 30, 1995                     11,134,811            11,134,811
Contributed capital                                                     14,498                14,498
Accumulated deficit                                                (10,593,310)          (10,373,201)
Cumulative translation adjustment                                     (141,654)             (134,326)
                                                                    ----------            ----------

Total stockholders' equity                                             414,345               641,782
                                                                    ----------            ----------

Total liabilities and stockholders' equity                          $4,482,177            $5,155,662
                                                                    ==========            ==========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


                                                                   1995                 1994
                                                                   ----                 ----
Cash flows from operating activities
Net loss                                                      $(220,109)           $(899,696)
Adjustments to reconcile net loss to net cash (used
       in) provided by operating activities:
   Depreciation and amortization                                313,965              516,210
   Provision for bad debts                                        9,389               24,415
   Gain on sale of assets                                       (25,238)              45,268
   Gain on sale of assets of divisions sold                    (231,154)                  --
   Write-off of work in process related to litigation           139,839                   --
   Other                                                            928               16,286
   Changes in assets and liabilities:
   Accounts receivable                                         (341,295)           1,033,234
   Work in process                                             (100,391)               5,716
   Prepaid expenses and other current assets                     19,523             (102,698)
   Deposits and other assets                                      1,996               (2,546)
   Accounts payable                                             611,600             (361,381)
   Accrued liabilities                                         (624,132)             (19,136)
   Customer deposits and non-current accrued expenses
                                                                347,541               60,872
   Income taxes payable                                         (24,553)               2,203
                                                              ---------             --------
Net cash (used in) provided by operating activities            (122,091)             318,747
                                                              ---------             --------


Cash flows from investing activities:
   Additions to property and equipment                          (35,204)            (161,808)
   Proceeds from the sale of property and equipment              53,210               15,692
Payments received on notes receivable                             8,347               23,260
   Decrease in restricted cash                                  (20,240)             107,224
                                                              ---------             --------
Net cash (used in) provided by investing activities               6,113              (15,632)
                                                              ---------             --------

Cash flows from financing activities:
   Principal payments on debt and capital lease
     obligations                                                (86,848)            (299,794)
   Borrowings on notes payable                                1,645,500            2,551,250
   Payments on notes payable                                 (1,841,704)          (2,851,565)
Payments on common stock repurchase obligation                       --              (20,000)
   Proceeds from issuance of common stock, net of
     issuance costs                                                  --              729,668
                                                              ---------             --------
Net cash (used in) provided by financing activities            (283,052)             109,579
                                                              ---------             --------
Effect of exchange rate changes on cash                         (41,491)              (2,955)
                                                              ---------             --------

Net (decrease) increase in cash                                (440,521)             409,739

Cash at beginning of period                                     644,101              386,263
                                                              ---------             --------
Cash at end of period                                         $ 203,580             $796,002
                                                              =========             ========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                             1995           1994
                                                             ----           ----
Supplemental schedule of non-cash investing and
     financing activities:
Purchase of property and equipment through issuance
     of notes payable and capital lease obligations                     $134,887
                                                                        ========

Note payable issued in exchange for trade payables        $139,317
                                                          ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest                                           $ 90,580      $ 55,561
                                                          ========      ========

       Income taxes                                       $ 38,758
                                                          ========



                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



Note 1.  Accounting Policies
         -------------------

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

Note 2.  Common Stock
         ------------

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

Note 3.  Sale of Divisions
         -----------------

In June 1995, management agreed to sell the assets of the Knightswade Microfilm Division, based in Winchester, England and in August 1995, the Marketing Fulfillment Division based in Billerica, Massachusetts. The sales of both divisions were completed on September 1, 1995. The operating results of both divisions for the three and six months ended December 31, 1995 and 1994 were as follows:

                                3 MONTHS     6 MONTHS     3 MONTHS     6 MONTHS
                                  1995         1995         1994         1994
                                --------     --------     --------     --------
Revenue                          $312,965     $312,965     $713,356   $1,363,644
Gross profit (loss)               (13,102)     (13,102)      56,069      157,263
Operating loss                   $(45,173)    $(45,173)    $(21,943)  $ (18,790)
Gain on sale of divisions        $231,154     $231,154

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

In June, 1995, the Company completed the sale of the U.K.-based Financial Transaction Processing Division. For the three and six month periods ending December 31, 1994, division performance follows:

                    3 months ended December 31,      6 months ended December 31,
                              1994                             1994
                    ---------------------------      ---------------------------

Revenue                     $372,931                         $782,190
Gross profit                  21,190                              349
Operating loss              $(54,360)                        $(97,280)


Note 4.  Litigation
         ----------

On December 14, 1995, an order was entered granting the Summary Judgement motion of Digital Equipment Corporation ("DEC") in the case in which the Company had sued DEC in connection with a contract that had been terminated by DEC in 1993. The decision effectively terminated the Company's claim against DEC. While the Company believes that its case was meritorious, it determined during the period for appeal, that it would be an imprudent use of the Company's resources to pursue an appeal. The loss of the claim resulted in the Company's writing off of the $139,839 work in process reserve maintained in connection with the contract. The action was taken in the third quarter of the fiscal year, as a prior period adjustment to the quarter in which the decision was rendered.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

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

As a dollar amount, selling, general and administrative (SG&A) expenses for the six month period decreased $295,480 to $1,783,740 from $2,079,220 for the same period in the prior year. For the quarter ended December 31, 1995 SG&A decreased to $866,833 from $916,907 in the quarter ended September 30. The increase in SG&A in the first quarter of fiscal 1996 to 38.9% of revenues as compared to 27.3% in the same period of the prior year has been reduced, net of the adjustment to work in process of $139,839 related to litigation, to 30.6% of sales for the six month period as compared to 29% for the prior year six month period. The increase in the first quarter as a percentage of sales is primarily the result of lower total revenues during the current year, the time lag between enacting cost reduction measures and receiving the benefits therefrom, and the fixed nature of many costs of operating the Company. A small decline in total dollars of selling expenses realized in the first quarter as compared to the first quarter of the prior year continued through December 31, 1995. The decrease in selling expense for the current year six month period amounted to $177,221 to a total of $608,435 as compared to $785,656 for the prior year period. Administrative expenses declined 34.92% in the second quarter, excluding the effect of the write-off of work in process related to litigation, to $476,375 from $732,009 for the second quarter of the prior year. Administrative expenses for the current six month period, excluding the write-off of $139,839 noted above, of $1,035,466 are down 21.2% from the same period in the prior year. The decreases in both selling and administrative expenses were primarily the result of disposals of divisions since the prior year period. Other income for the six month period consists mainly of amounts reported for the quarter ended September 30, 1995, of $52,199. Gain on the disposition of assets in the ordinary course of business accounted for $25,439 of this amount, with the balance being primarily favorable adjustments to prior-period accruals for relocation costs from Dayton, Ohio and Kansas City, Missouri to Billerica, Massachusetts, and estimated legal fees. Other income for the same period in the prior year was $87,280, consisting primarily of reversal of annual reserves accrued over a five year period pursuant to employment contracts with four individuals. The additional compensation was contingent upon attainment of certain performance goals which were not met.

Loss from operations decreased to $366,622 for the six months as compared to $810,818 for the same period in the prior year. Excluding the divisions sold, the operating loss was $321,449 compared to $708,680 for the same period in the prior year.

Net loss for the six months ended December 31, 1995, was $220,109, which includes the benefit of a $231,154 gain on the sale of divisions reported in the quarter ended Septermber 30, 1995, as well as a charge of $139,839 against work in process related to litigation. Net loss for the six month period in the prior year was $899,696.

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


Capital Resources and Liquidity
- -------------------------------

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

The Company entered into a new revolving credit agreement with the lender to borrow $450,000 to replace the matured note at the lender's prime rate plus 4%. Maximum borrowings under the new agreement decline $10,000 per month beginning February 1, 1996. Unpaid principal amounts are due July 1, 1997. Available borrowing is unchanged from the above matured note. The new agreement contains covenants which require a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was not in compliance with the minimum equity covenant at December 31, 1995.

The Company's unrestricted cash balance was $203,580 on December 31, 1995, compared to $644,101 on June 30, 1995. As of December 31, 1995, the Company's working capital deficit was $39,995, compared to a deficit of $769,394 at June 30, 1995. The improvement in working capital was primarily due to the reclassification from current to non-current liabilities of the $340,000 long-term portion of the note payable to the bank; a note given for trade payables of $136,317 at 8% interest, with payments of $4,000 per month through February 28, 1999, of which $97,831 is classified as long-term; and an agreement entered into to repay amounts owed on the common stock repurchase over 31 months at 8% interest, of which $64,000 is classified as long-term. The Company's working capital deficit at June 30, 1995, reflected a decrease of $1,387,253 from the positive level of $617,859 on June 30, 1994, primarily due to net operating losses.


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

As  described  in Note  3,  the  Company  has  sold  its  Financial  Transaction
Processing and Knightswade Microfilm Divisions. The Marketing Fulfillment Division was also sold, because the division was not in line with the Company's long-term business mission. As reported above, a new borrowing facility is in place through July, 1997. As noted in the "Results of Operations" section above, decreases in production costs have been realized and are expected to continue. Administrative cost reductions are expected to be realized through the consolidation of operations in Billerica, Massachusetts in the United States and Ardrossan, Scotland in the United Kingdom. In December, 1995 the Company completed a realignment and integration of its sales force, which is expected to result in larger reductions in selling costs in the second half of fiscal year 1996. Imaging revenues increased $44,000 to $546,000 in the six month period ending December 31, 1995 over the prior year six month period. Management expects further improvement in revenues over the prior year period through the second half of fiscal year 1996.

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

                           SAZTEC INTERNATIONAL, INC.
                          DECEMBER 31, 1995 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

On December 14, 1995, an order was entered granting the Summary Judgement motion of Digital Equipment Corporation ("DEC") in the case in which the Company had sued DEC in connection with a contract that had been terminated by DEC in 1993. The decision effectively terminated the Company's claim against DEC. While the Company believes that its case was meritorious, it determined during the period for appeal, that it would be an imprudent use of the Company's resources to pursue an appeal. The loss of the claim resulted in the Company's writing off of the $139,839 work in process reserve maintained in connection with the contract. The action was taken in the third quarter of the fiscal year, as a prior period adjustment to the quarter in which the decision was rendered

ITEM 6. Exhibits and Reports of Form 8-K
        --------------------------------

(a) Exhibits
The following Exhibit is filed by attachment to this Form 10-QSB/A:


Exhibit
Number                            Description of Exhibit               Page
- ------                            ----------------------               ----
  27                              Financial Data Schedule               15

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  May 14, 1996


       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)



                                             By:    /s/ Thomas K. O'Loughlin
                                                   -----------------------------
                                                        Thomas K. O'Loughlin
                                                        Treasurer