Form 10QSB
period 1996-03-31
SAZTEC INTERNATIONAL INC
filed 1996-05-15
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1996

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


The number of shares outstanding of registrant's Common Stock at April 30, 1996, was 12,513,651 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1996


                                    CONTENTS

                                                                       Page
                                                                       ----


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Operations --
           Three months ended March 31, 1996 and 1995                   3

        Consolidated Statements of Operations --
           Nine months ended March 31, 1996 and 1995                    4

        Consolidated Balance Sheets -- March 31, 1996 and
           June 30, 1995                                                5

        Consolidated Statements of Cash Flows --
           Nine months ended March 31, 1996 and 1995                  6 - 7

        Notes to Consolidated Financial Statements --
           March 31, 1996 and 1995                                    8 - 9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          10 - 12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 2. Changes in Securities                                          13

Item 3. Defaults Upon Senior Securities                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders            13

Item 5. Other Information                                              13

Item 6. Exhibits and Reports on Form 8-K                               13

Signatures                                                             14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                           1996            1995
                                                           ----            ----

Revenues                                             $2,685,100      $3,501,719

Cost of services                                      1,852,622       2,772,882
                                                     ----------     -----------


Gross profit                                            832,478         728,837

Selling, general & administrative expense               691,192       1,589,257
                                                     ----------     -----------

Profit (Loss) from operations                           141,286        (860,420)

Loss on disposal of division                                           (401,763)
Interest expense                                        (25,628)        (64,296)
                                                     ----------     -----------

Profit (Loss) before provision for income taxes         115,658      (1,326,479)

Benefit for income taxes                                    (84)        (21,616)
                                                     ----------     -----------

Net profit (loss)                                      $115,742     $(1,304,863)
                                                     ==========     ===========

Income (Loss) per share of common stock:
Net income (loss) applicable to common
   stockholders                                            $.01           $(.11)
                                                     ==========     ===========


Weighted average number of shares                    12,652,319      12,075,184
                                                     ==========     ===========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                          1996            1995
                                                          ----            ----

Revenues                                           $ 8,041,397      $10,669,163

Cost of services                                     5,791,798        8,671,924
                                                   -----------      -----------
Gross profit                                         2,249,599        1,997,239

Selling, general & administrative expense            2,474,932        3,671,182
                                                   -----------      -----------

Loss from operations                                  (225,333)      (1,673,943)

Gain (loss) on disposal of division                    231,154         (401,763)
Interest expense                                      (101,176)        (128,853)
                                                   -----------      -----------

Loss before provision for income taxes                 (95,355)      (2,204,559)

Provision for income taxes                               9,010
                                                   -----------      -----------

Net loss                                             $(104,365)     $(2,204,559)
                                                   ===========      ===========


Loss per share of common stock:

Net loss applicable to common stockholders               $(.01)           $(.19)
                                                   ===========      ===========

Weighted average number of shares                   12,523,070       11,361,643
                                                   ===========      ===========



                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995

                             ASSETS
                                                                              March 31,              June 30,
Current assets                                                                     1996                 1995
                                                                                   ----                 ----
                                                                             (Unaudited)

Cash and cash equivalents                                                    $  140,286            $  644,101
Restricted cash                                                                  45,827                38,010
Accounts receivable, less allowance for doubtful accounts                     2,118,017             2,215,771
Work in process                                                                 749,844               580,842
Prepaid expenses and other current assets                                       126,819               160,076
                                                                            -----------           -----------
Total current assets                                                          3,180,793             3,638,800

Property and equipment, net                                                     689,249             1,164,048

Other assets
Goodwill and other intangible assets, less accumulated amortization             177,854               208,182
Deposits and other assets                                                       137,328               144,632
                                                                            -----------           -----------


Total assets                                                                $ 4,185,224           $ 5,155,662
                                                                            ===========           ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              March 31,             June 30,
Current liabilities                                                                1996                 1995
                                                                                   ----                 ----
                                                                             (Unaudited)

Notes payable                                                               $  120,000             $  650,091
Current portion of long-term debt and capital lease obligations                138,108                193,320
Common stock subject to repurchase                                              45,000                100,000
Accounts payable                                                             1,284,162              1,028,708
Accrued liabilities                                                            555,103              1,350,596
Customer deposits                                                              625,008              1,085,479
                                                                            -----------            ----------

Total current liabilities                                                    2,767,381              4,408,194

Long-term debt and capital lease obligations                                   479,799                105,686
Accrued expenses, non-current                                                  354,335
Common stock subject to repurchase                                              55,000

Stockholders' equity
Commonstock-no par value; 20,000,000 shares authorized; 12,513,651 shares issued at March 31, 1996, and 12,543,851 shares issued
   at June 30, 1995                                                         11,134,811             11,134,811
Contributed capital                                                             14,498                 14,498
Accumulated deficit                                                        (10,477,566)           (10,373,201)
Cumulative translation adjustment                                             (143,034)              (134,326)
                                                                           -----------             ----------


Total stockholders' equity                                                     528,709                641,782
                                                                           -----------             ----------

Total liabilities and stockholders' equity                                 $ 4,185,224            $ 5,155,662
                                                                           ===========            ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                           1996            1995
                                                           ----            ----
Cash flows from operating activities:
Net loss                                               $(104,365)   $(2,204,559)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
   Depreciation and amortization                         428,794      1,053,884
   Provision for bad debts                                16,186         14,198
   (Gain) Loss on sale of assets                         (26,751)       345,457
   Gain on sale of assets of divisions sold             (231,154)
   Write-off of work in process related to litigation    139,839
   Other                                                  13,299         16,286
Changes in assets and liabilities:
   Accounts receivable                                   (36,449)     1,154,890
   Work in process                                      (370,665)        123,79
   Prepaid expenses and other current assets             (22,914)      (121,349)
   Deposits and other assets                               6,845          1,290
   Accounts payable                                      425,689       (340,786)
   Accrued liabilities                                  (565,087)        97,990
   Customer deposits and non-current accrued expenses    265,663        499,561
   Income taxes payable                                  (26,879)
                                                       ---------    -----------
Net cash (used in) provided by operating activities      (87,949)       640,660
                                                       ---------    -----------

Cash flows from investing activities:
   Additions to property and equipment                   (49,917)      (252,618)
   Proceeds from the sale of property and equipment       74,905         30,644
   Payments received on notes receivable                  12,663         93,413
   (Increase) decrease in restricted cash                 (7,826)        71,021
                                                       ---------    -----------
Net cash provided by (used in) investing activities       29,825        (57,540)
                                                       ---------    -----------


Cash flows from financing activities:
   Principal payments on debt and capital lease
        obligations                                     (146,709)      (412,227)
   Borrowings on notes payable                         2,621,001      3,951,143
   Payments on notes payable                          (2,879,478)    (4,124,588)
   Payments on common stock repurchase obligation                       (60,000)
   Net proceeds from issuance of common stock                           729,688
                                                       ---------    -----------
Net cash (used in) provided by financing activities     (405,186)        84,016
                                                       ---------    -----------

Effect of exchange rate changes on cash                  (40,505)         9,079
                                                       ---------    -----------

Net (decrease) increase in cash                         (503,815)       676,215

Cash at beginning of period                              644,101        386,263
                                                       ---------    -----------
Cash at end of period                                  $ 140,286    $ 1,062,478
                                                       =========    ===========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)



                                                                                   1996                 1995
                                                                                   ----                 ----
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment through issuance of notes payable and
     capital lease obligations                                                                      $205,061
                                                                                                    ========
Purchase of outstanding minority interest of Saztec Europe, Ltd through
     issuance of common stock; increase in goodwill                                                 $ 53,625
                                                                                                    ========
Supplemental  disclosures  of cash flow information: Cash paid during the period for:
        Interest                                                                $112,160            $124,420
                                                                                ========            ========

        Income taxes                                                            $ 38,758
                                                                                ========




                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995



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

Certain reclassifications have been made to the fiscal 1995 financial statements to conform with the current year's presentation.

Note 2.  Common Stock
         ------------

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exerciseable at 10,000 shares ($20,000) per quarter through April, 1996. During the quarters ended September 30 and December 31, 1995 10,000 shares of common stock at $20,000 were repurchased by the Company in each quarter pursuant to the terms of the put option. For the quarter ended March 31, 1996 5,100 shares at $10,200 were repurchased. Of the stock repurchased during the periods and in prior periods, $90,200 remained payable to the selling shareholders at March 31, 1996.

Note 3.  Sale of Divisions
         -----------------

In June 1995, management agreed to sell the assets of the Knightswade Microfilm Division, based in Winchester, England and in August 1995, the Marketing Fulfillment Division based in Billerica, Massachusetts. The sales of both divisions were completed on September 1, 1995. Operating results for both divisions for the three months ended September 30, 1995 and the three and nine months ended March 31, 1995 were as follows:

                               3 MONTHS            3 MONTHS          9 MONTHS
                          SEPTEMBER 30, 1995    MARCH 31, 1995    MARCH 31, 1995
                          ------------------    --------------    --------------

Revenue                        $312,965            $736,368         $2,100,012
Gross profit (loss)             (13,102)            129,354            286,617
Operating profit (loss)        $(45,173)           $45,735             $18,828
Gain on sale of division       $231,154

Gain on sale of division includes gains and losses on sales of assets, severance costs, and related closedown costs. A loss provision of $145,000 for the sale of the Knightswade Microfilm Division was recognized in the quarter ended June 30, 1995.

In June, 1995, the Company completed the sale of the U.K.-based Financial Transaction Processing Division. During the quarter ended March 31, 1995 the Company recorded an expected loss on disposal of $401,763, which included an estimated loss of $63,108 from operations from April 1, 1995 until the date of disposal. The following table summarizes division performance for the three and nine month periods ending March 31, 1995.

                  3 months ended March 31, 1995    9 months ended March 31, 1995
                  -----------------------------    -----------------------------
Revenue                     $247,298                         $1,029,488
Gross loss                   (32,238)                           (31,889)
Operating loss              $(78,056)                         $(126,455)



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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenue for the nine months ended March 31, 1996, declined to $8,041,397 from $10,669,163 for the nine months ended March 31, 1995, a decrease of $2,627,766, or (24.6%). Excluding the revenue of the three divisions sold since September 30, 1994 (see Note 3), revenue for the nine months ended March 31, 1996, was $7,728,399 compared to $7,539,664 for the same period in the prior year, an increase of $188,735, or 2.5%. Revenue for the quarter ended March 31, 1996, net of divisions sold, increased $167,048 over the same quarter in the prior year, to $2,685,100.

U.S. revenue for the nine months ended March 31, 1996, excluding the divisions sold, showed an improvement over the same period in the prior year, increasing $197,567 to $3,525,204 from $3,327,637. European revenue, excluding the divisions sold, held steady, showing a decrease of $8,832 over the nine month period in the prior year, to $4,203,195. The sales mix in the United States and Europe was relatively unchanged from the prior year period. Foreign revenue continues to comprise 53-55% of consolidated revenues as expected. Revenue from foreign sources comprised 54% of consolidated revenues, net of divisions sold, for the first nine months of the current year as compared with 53% in the prior year. Management expects revenue in both Europe and the United States to maintain the improved level recognized in the third quarter through the fourth quarter of the current fiscal year.

Gross profit of 31% of sales was achieved at $832,478 for the three months ended March 31, 1996 compared to 25.1% at $631,722 , net of divisions sold, for the third quarter of the prior year. The continued improved performance in the third quarter of the current year raised the percentage to 29.4% for the nine month period as compared with a gross profit percentage of 23.1% , net of divisions sold, for the prior year nine month period. This improvement was effected through consolidations in operations, increased efficiency of equipment put into production through June 30, 1995, compensation rate reductions and management restructuring efforts.

As a dollar amount, selling, general and administrative (SG&A) expenses for the nine month period decreased $1,196,250 to $2,474,932 from $3,671,182 for the same period in the prior year. Net of the current year second quarter charge of $139,839 to write off work in process related to litigation and the prior year third quarter charges of $411,134 against Castle Microfilm Ltd (Knightswade), SG&A expense decreased $924,955 in the current year nine month period compared to the nine month period in the prior year. For the quarter ended March 31, 1996 SG&A decreased to $691,192 from $1,178,123 (net of the $411,134 charges) for the third quarter of the prior year. SG&A expense as a percentage of sales net of one-time charges noted above is detailed in the following table:

SG&A as a Percent of Revenue

Quarter ended:                        Current Year                    Prior Year
- --------------                        ------------                    ----------
September 30                          38.9%                           27.3%
December 31                           28.9%                           30.5%
March 31                              24.2%                           33.6%

The increase in the first quarter as a percentage of sales is primarily the result of lower total revenues for the quarter, the time lag between enacting cost reduction measures and receiving the benefits therefrom, and the fixed nature of many costs of operating the Company. Selling expenses per quarter continued to decline through the third quarter of the current year. Selling expenses for the third quarter of the current year were $218,702 compared with $405,669 for the third quarter of the prior year. The decreases in both selling and administrative expenses were primarily the result of disposals of divisions since the prior year period. Other income for the six month period consists mainly of amounts reported for the quarter ended September 30, 1995, of $52,199. Gain on the disposition of assets in the ordinary course of business accounted for $25,439 of this amount, with the balance being primarily favorable adjustments to prior-period accruals for relocation costs from Dayton, Ohio and Kansas City, Missouri to Billerica, Massachusetts, and estimated legal fees. Other income for the same period in the prior year was $87,280, consisting primarily of reversal of annual reserves accrued over a five year period pursuant to employment contracts with four individuals. The additional compensation was contingent upon attainment of certain performance goals which were not met.

Income from operations of $141,286 for the quarter increased $833,067 compared to a loss from operations net of divisions sold of $691,781 for the third quarter of the prior year. Loss from operations for the nine month period, net of divisions sold, for the current year decreased to $(225,333) from a $(987,471) loss recognized in the prior year.

Net loss for the nine months ended March 31, 1996, was $(104,365) which includes the benefit of a $231,154 gain on the sale of divisions reported in the quarter ended Septermber 30, 1995, and a charge of $(139,839) against work in process related to litigation in the second quarter. Net loss for the nine month period in the prior year was $(2,204,559). This figure includes a charge for the expected loss on the sale of FTP Swindon of $(401,763) and charges related to Castle Microfilm Ltd for write-off of intangible assets recorded pursuant to acquisition, lease abandonment, and employee termination costs, of $(411,134).

Cash flow from operating activities suffered from the loss for the nine months and the increase in work in process over June 30, 1995 amounts. Work in process increases are due primarily to a single large contract; management expects this figure to be reduced as deliveries are made on the project in the fourth quarter of the current year. Cash position was further hampered by cash used in financing activities to meet required payments on equipment notes payable and to reduce the amount outstanding on the line of credit. These payments, however were crucial to negotiation of a new agreement with the Company's primary lender. Cash generated from operations adjusted for non-cash amounts and excluding changes in asset and liability accounts for the current nine-month period of $235,848 is improved from the prior year shortfall of $(774,7374).



Capital Resources and Liquidity
- -------------------------------

The Company had a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings were 80% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level that declined in steps from $650,000 on August 15, 1995, to $450,000 on November 30, 1995. On September 30, 1995, the Company had borrowed $597,843 under the credit line. The credit line was payable in full on December 31, 1995. The credit agreement contained various restrictive covenants that required, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred through December 31, 1995, the Company was not in compliance with that level and was technically in default of the agreement. However, the lender continued to extend borrowings to the Company under the credit agreement.

The Company entered into a new revolving credit agreement with the lender to borrow $450,000 to replace the matured note at the lender's prime rate plus 4%. Maximum borrowings under the new agreement decline $10,000 per month beginning February 1, 1996. Unpaid principal amounts are due July 1, 1997. Available borrowing is unchanged from the above matured note. The new agreement contains covenants which require a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was in compliance with all covenants contained in the new agreement at March 31, 1996.

The Company's unrestricted cash balance of $140,286 on March 31, 1996 has decreased by $503,815 compared to $644,101 on June 30, 1995. At March 31, 1996, the Company's working capital was $413,412 , compared to a deficit of $769,394 at June 30, 1995. The improvement in working capital was primarily due to the reclassification from current to non-current liabilities of the long-term portion of the note payable to the bank of $271,614; a note given for trade payables of $136,317 at 8% interest, with payments of $4,000 per month through February 28, 1999, of which $87,721 is classified as long-term; and an agreement entered into to repay amounts owed on the common stock repurchase over 31 months at 8% interest, of which $55,000 is classified as long-term, at March 31, 1996. The Company's working capital deficit at June 30, 1995, reflected a decrease of $1,387,253 from the positive level of $617,859 on June 30, 1994, primarily due to net operating losses.


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

As  described  in Note  3,  the  Company  has  sold  its  Financial  Transaction
Processing and Knightswade Microfilm Divisions. The Marketing Fulfillment Division was also sold, because the division was not in line with the Company's long-term business mission. As reported above, a new borrowing facility is in place through July, 1997. As noted in the "Results of Operations" section above, decreases in costs have been realized and are expected to continue. Further administrative cost reductions are expected to be realized through the consolidation of operations in Billerica, Massachusetts in the United States and Ardrossan, Scotland in the United Kingdom. In December, 1995 the Company completed a realignment and integration of its sales force, which has resulted in reductions in selling costs. Imaging revenues decreased $10,578 to $739,569 in the nine month period ending March 31, 1996 over the prior year nine month period. Management expects to maintain current revenue levels in all divisions through the fourth quarter of fiscal year 1996.

The Company's continued existence is also dependent upon continuing to improve its liquidity in the near future. Working capital could be adversely affected by the failure to significantly reduce losses in the last quarter of fiscal 1996. The Company is exploring opportunities for additional private placements. There can be no assurance that the Company will be successful in these efforts. The failure of the Company to solve its liquidity pressures could directly affect the ability of the Company to operate as a going concern.

                           SAZTEC INTERNATIONAL, INC.
                           MARCH 31, 1996 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

Refer to the Form 10-QSB/A for the quarter ended December 31, 1995.

ITEM 2.  Changes in Securities
         ---------------------

Subsequent to December 31, 1995 the Company executed a new note to its prime lender to replace its revolving line of credit agreement. The new agreement does not change the rights of any holders of its securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Shareholders was held February 22, 1996. All directors were re-elected for one year. There was no solicitation in opposition to management nominees. The results of other actions at the meeting are as follows:

   1. Proposal to ratify appointment of Grant Thornton LLP as independent certifying accountants for the year ended June 30, 1996:

                              For:          6,398,183
                              Against:          4,500
                              Abstain:         22,000

ITEM 5.  Other Information
         -----------------

As of November 10, 1995, the Company was not in compliance with the NASDAQ SmallCap Market capital and surplus requirements. The Company's common stock was subsequently delisted from the NASDAQ SmallCap Market and is now listed in the OTC Bulletin Board.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

The following Exhibit is filed by attachment to this Form 10-QSB:

Exhibit
Number                Description of Exhibit                                Page
- ------                ----------------------                                ----
  27                  Financial Data Schedule                                15


(b) Reports on Form 8-K:

None.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:   May 14, 1996


       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)



                                              By:    /s/ Thomas K. O'Loughlin
                                                    ----------------------------
                                                         Thomas K. O'Loughlin
                                                         Treasurer