Form 10KSB
period 1996-06-30
SAZTEC INTERNATIONAL INC
filed 1996-12-31
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                         FORM 10-KSB

                         [X] Annual Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

                              For the Fiscal Year Ended June 30, 1996
                    [  ] Transition Report Pursuant to Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Revenues for the fiscal year ended June 30, 1996, are $10,851,555.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC bulletin board) on November 22, 1996 was approximately $1,965,927. As of November 22, 1996, there were 14,297,651 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                                     None.
                                               Page 1 of 40
                                                  PART I

ITEM 1.  Description of Business

General
Saztec International, Inc. (the "Company" or "Saztec") is a provider of information management services. The Company specializes in a broad range of services that help customers manage the conversion of information (data, text, graphics) from traditional media (paper, microform) to computer usable formats and media.

Saztec has extensive experience in creating and maintaining text and image databases, and has been actively involved in providing these services to customers since the Company"s inception.

The Company also offers services that provide customers with an alternative to in-house data entry for a wide range of computer processing applications. The Company provides such services in the U.S. and the U.K. and also relies on technology and contractual arrangements that permit the Company to have portions of certain data processing projects completed offshore at substantially lower labor costs than in the U.S. or Europe.

The Company was incorporated in California in 1976. The Company's executive offices are located at 43 Manning Road, Billerica, Massachusetts 01821, and its telephone number is (508) 262-9600. The principal wholly-owned subsidiaries are Advanced Automation Associates, Inc. ("AAA"), incorporated in the state of Missouri and Saztec Europe, Ltd., registered in Scotland. Saztec Europe, Ltd. has three wholly owned subsidiaries; Saztec Services, Ltd., registered in England, Knightswade, Ltd., registered in England and Saztec Datenverabeitung GmbH, registered in Germany.

Description of Business
Saztec provides a complete range of services for the information conversion market. The Company offers the following services which are integrated and customized as required by the customer's application:

Data Entry: Information can be captured from any format or source material, including paper, microfilm, or microfiche. Original data capture can be performed by traditional keyed data entry or by using one of the following techniques, depending upon the application: Optical Character Recognition
(OCR), Intelligent Character Recognition (ICR), or Optical Mark Recognition
(OMR).

A variety of quality control procedures are used to assure character accuracy. These procedures include key verification, sight verification, complex table and range checking, and post-capture editing software.

Text Conversions: Several services are available to assist customers converting text information from one media to another. Input is accepted in a variety of formats including paper, microform, and magnetic tape or cartridge, floppy disks, CD-ROM, electronic media or cards. Clerical coding resources are available to assign tags, photocomposition codes, or complex document definition notations such as Standard Generalized Markup Language (SGML), a standard growing in popularity for commercial text databases; Hyperlink Text Markup Language (HTML), the document standard in use on the Internet; or Machine Readable Cataloguing (MARC), the standard for library catalog records. Original text capture can be accomplished via traditional key entry or by OCR techniques. Image Conversions: A broad family of services are available to capture and convert document images for use in image based storage and retrieval systems. Equipment is used to create images at resolutions between 100 dots per inch (dpi) and 1200 dpi ranges, with variable light/dark thresholding available to match the quality of the documents. Up to 64 levels of gray or color may be captured for projects requiring these capabilities.

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

Post Capture Computer Processing: Captured data generally is processed before being output to provide for edit checks, special formatting, code explosions, reblocking, labeling and quality control. The output can be provided on magnetic tape, diskette, optical disk, CD-ROM, over the Internet, or via telecommunications.

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

Project Management: The key to managing complex conversion processes is project management. At Saztec the following elements are made integral parts of all projects.

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

The Company anticipates Saztec Philippines will continue to be a primary sub-contractor of data entry and clerical coding services and is currently negotiationg a new agreement. However, where it has been necessary, the Company has utilized additional offshore vendors. Since September, 1991, Saztec Philippines has not been affiliated in an ownership capacity with the Company.

Sale of Divisions: The Company"s plan to improve financial performance includes the sale or closedown of unprofitable operations and the sale of profitable operations that are not in line with the Company"s long-term mission to service
customer needs for electronic data conversion.    As a result, the Company has
sold the three operating divisions described below:

1. On June 8, 1995, the Company reached an agreement to sell the Financial
Transaction Processing (FTP) Division to Lloyd"s Bank.    The division was
based in Swindon, U.K., and provided remittance processing services to U.K. customers utilizing OCR and key entry processes.

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

The Company provides services to the electronic publishing industry consisting of publishers, libraries, on-line information vendors, and trademark and market research companies. The Company has performed the following specific services:
(a) for European libraries, retrospective conversion of card catalog data to a local system, and conversion of hand printed worksheets for loading to a national computer network for research libraries; (b) the conversion for on line vendors, of archival files of abstracts and indexes with monthly additions to the database from newly published material; (c) for market researchers, ongoing capture and processing of client billings and data for analysis and publication; (d) CD-ROM reformatting and pre-mastering services for publishers; and (e) image capture of graphic material imbedded in text.

Other specific services the Company has provided are: (a) database maintenance consisting of updates, changes, additions and deletions of (1) name and address information for market researchers, and (2) data capture of claim forms for medical insurance companies; and (b) data entry of individual, corporate and partnership state income tax returns upon filing.

Competition
The Company competes against many companies with respect to one or more of the various services provided by the Company. Some of these competitors have substantially greater financial and other resources than the Company and compete aggressively with respect to all or some of the services provided by the Company. Such firms compete on a price and geographic basis, charging, in some instances, lower rates for particular services provided by the Company, and in other instances, providing quicker turnaround to clients in a particular area. The Company may also be considered in competition with "in-house" personnel who may duplicate the Company's services.

The Company primarily competes on the basis of service. The Company believes that it has developed an effective methodology for document control for projects involving the conversion of a large number of documents. The Company emphasizes this aspect of its service, among other components of service
(such as timeliness and accuracy) in competing for new business.

Employees
At June 30, 1996, the Company employed 172 full-time and 88 part-time employees.

Dependence Upon Major Customers
Financial information about major customers is presented in Note 11 of the Notes to Consolidated Financial Statements. At June 30, 1996, the Company was conducting business with approximately 130 customers in the United States and Europe.

Financial Information About Foreign Operations

Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.


ITEM 2.     PROPERTIES

The Company occupies its principal executive offices, approximately 21,500 square feet, located in Billerica, Massachusetts, pursuant to a lease expiring in August, 1999.

In addition, the company leases an aggregate of 29,853 square feet of office space in South Weymouth, Massachusetts; Vernon, Connecticut; Kansas City, Missouri; Ardrossan, Scotland; and Regensburg, Germany, pursuant to individual leases expiring between 1998 and 2001.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.


                                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                   RELATED SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and was quoted on the NASDAQ system (small cap market) under the trading symbol
SAZZ through November 14, 1995.  On September 26, 1996, the Company had
256 stockholders of record. For the period of July 1 to September 21, 1996, the high and low closing price as reported by the NASD was 3/8 and $.15, respectively. The table below sets forth high and low bid information by fiscal quarter as reported by the NASD and NASDAQ Research Department.

Bid Prices
Fiscal Quarter Ended;                         High                    Low

September 30, 1994                           1- 1/8                    1/2
December 31, 1994                               3/4                    1/2
March 31, 1995                               1- 1/16                   1/2
June 30, 1995                                   11/16                  3/16

September 30, 1995                              3/8                   1/8
December 31, 1995                               1/4                  1/50
March 31, 1996                                11/32                  1/40
June 30, 1996                                  9/16                     1/8


The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

The Company was not in compliance with NASDAQ's Small-Cap Market capital and surplus requirements and was deleted from the NASDAQ Stock Market at the close of business on November 14, 1995. It continues to be listed in the OTC Bulletin Board.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Revenues for the year ended June 30, 1996 were $10,851,555 compared to $13,596,848 for the year ended June 30, 1995, a decrease of $2,745,293, or (20.2%). Net of divisions sold, revenues increased 8.76%, or $856,507 over the prior year.

Revenues from U.S. operations declined from $6,543,384 in 1995 to $4,923,900
in the current year, a decline of $1,619,484, or (24.7%).   Revenues for the
Company's European operations declined from $7,053,464 in fiscal year 1995 to $5,927,655, a decline of $1,125,809, or (16%). Net of divisions sold, however, revenue increased $349,944 and $506,563 over the prior year for U.S. and U.K. operations, respectively. The increase in U.S. based revenue was due to improvement in Data Capture Operations, as Imaging revenues decreased
$124,000 from the prior year. The decrease in Imaging revenue is attributable to a reduction in brokered projects sold during the year, which can in turn be traced to a reduction in the selling expense attributable to the Imaging Division of $57,000 during the current year. The revenue increase for the U.K. based operations was the result of an anticipated recovery in the volume of library projects.

Gross profit increased from $2,403,452 in fiscal year 1995 to $2,893,478 in 1996, an increase of $490,026, or 20.4%, due partly to the sale of unprofitable divisions. Net of divisions sold, gross profit increased $832,908 in fiscal year 1996 over the prior year. Included in this improvement is an increase in the gross profit of the Imaging Division in the current year due to reduced brokered sales and reductions in depreciation and facilities expense associated with the consolidation of operations in Billerica, Massachusetts. Gross margin increased from 17.7% in fiscal 1995 to 26.6% in 1996; net of divisions sold, gross margin increased 6.1% over the prior year to 27.3% in fiscal year 1996.

Selling and administrative (S&A) expense of $2,979,839 in fiscal year 1996 includes a charge of $139,839 related to litigation. S&A expense of $5,160,706 in fiscal 1995 included a restructuring charge for Europe, as reported in the Company's Form 10-QSB for the period ending March 31, 1995, of $411,134 for accelerated amortization of goodwill for the Knightswade microfilm acquisition, and for lease abandonment and severance costs in the U.K. In April 1995, the Company incurred a $187,500 charge related to issuance of stock pursuant to the 1992 purchase of Scanning America, Inc. The Scanning America division was divested by the Company in October 1993. Also, in December 1994, the Company incurred a $72,671 charge for relocation of its Dayton, Ohio, production activity and its Kansas City, Missouri headquarters to Billerica, Massachusetts. Excluding these one-time charges, S&A expense was $2,840,000 in fiscal year 1996 compared to $4,489,401 in fiscal 1995, a decrease of 36.7%. This reduction is comprised of a decrease in selling expense of $542,401 and decreased administrative expense of $1,107,000 over the adjusted figure from the prior year. Management believes it has largely achieved its goal of refocusing efforts on the Company's core business.

Capital Resources and Liquidity
During the quarter ended March 31, 1994, management completed three separate private placements generating $1,051,729, net of issuance costs of $49,271, in exchange for 1,100,000 shares of common stock and warrants to issue an additional 1,287,500 shares of common stock, exerciseable for a five year period at $1.375 per share. One of the private placements of 750,000 shares was with a group of individuals unrelated to the Company ("the Meyerson Group"). Another transaction, representing 250,000 shares, was with Tallard B.V., a Netherlands Corporation ("Tallard"), and the remaining transaction for 100,000 shares was transacted with a then-member of the Company's Board of Directors. Subsequent to the completion of these transactions, certain members of the Meyerson Group alleged certain disclosure violations by the
Company in the offering documents.   The Company denied the allegations and
believes they were without merit.   However, to avoid the potential cost of
litigation, the Company agreed to issue 366,666 additional shares of unregistered common stock to the private placement participants and agreed to decrease the warrant price for all of the underlying warrants from $1.375 to
$1.125.   At June 30, 1996 and 1995, 250,000 of the additional shares had been issued. In exchange for these modifications, the participants have agreed to release the Company from all claims arising out of the three private placements.

In October 1994, the Company agreed to sell 1,226,052 shares of common stock to Tallard pursuant to a stock purchase agreement for $729,687, net of expenses
of $20,213.   The proceeds of the sale were received in installments through
December 1994.

In May 1996, the Company completed a private placement of 584,000 shares for $136,000 to employees, members of management, directors, and a nonemployee shareholder. In June 1996 an agreement was reached with two unrelated parties to purchase 1,200,000 shares of common stock for $300,000. Proceeds from the June agreement were received in August and September, 1996. Warrants were also issued in the above two placements for 484,000 and 1,200,000 shares, respectively.

At June 30, 1996, the Company had borrowed $389,703 under its revolving credit agreement and qualified for additional borrowings of $10,297. At June 30, 1995, the Company had borrowed $650,091 and had qualified for additional borrowings of $25,176. The revolving credit agreement provides for interest at the lender's prime rate plus 4.0% (12.25% and 13.0% at June 30, 1996 and 1995, respectively). The credit agreement is secured by substantially all domestic assets of the Company, including the stock of subsidiaries, and is scheduled to expire on July 1, 1997. The Company is in compliance with covenants contained in the current agreement; at June 30, 1995 the agreement contained various restrictive covenants which required, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred in fiscal 1994 and 1995, the Company was not in compliance with that minimum level. However, the lender waived compliance with that covenant. Under the agreement that expired December 31, 1995, the maximum borrowing limit declined in steps from $650,000 on August 15, 1995, to $450,000 on November 30, 1995. Maximum borrowing under the renewed agreement which expires July 1, 1997 declines $10,000 per month from $450,000 beginning February 1, 1996.

In January 1995, the Company established a revolving credit agreement with a U.K. lender, secured by U.K.-generated export trade receivables, bearing interest at the lender's base rate plus 2.0% (7.938% in aggregate at June 30, 1995). The agreement expired in December 1995. The maximum aggregate borrowings under the agreement were approximately $795,000. Available borrowings were determined by a specified percentage of qualified export trade receivables. At June 30, 1995, the Company had available borrowings of approximately $248,235 and had no borrowings outstanding. The expired agreement was not replaced.

At June 30, 1996 the Company's unrestricted cash balance was $222,023 compared to $644,101 at June 30, 1995. However, the Company's working capital increased to $452,928 from a working capital deficit of $769,394 at June 30, 1995. Working capital has been improved by the Company's private placements, cash flow from operations which was used to reduce current liabilities, the conversion of accounts payable into notes payable with terms in excess of one year, and more favorable repayment terms on the Common Stock Repurchase (see Note 2 of Notes to Consolidated Financial Statements ). Management believes these actions will result in sufficient resources to meet the Company's cash needs.

ITEM 7.     FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                                                      Page

     Reports of Independent Auditors                                 11 - 12

     Consolidated Statements of Operations for the Years Ended
     June 30, 1996 and 1995                                              13

     Consolidated Balance Sheets as of June 30, 1996 and 1995          14

     Consolidated Statements of Changes in Stockholders'
     Equity for the Years Ended June 30, 1996 and 1995                   15

     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1996 and 1995                                          16 - 17

     Notes to Consolidated Financial Statements                      18 - 31




                               REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries
Billerica, Massachusetts

We have audited the accompanying consolidated balance sheet of SAZTEC International, Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc. and Subsidiaries at June 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Kansas City, Missouri
August 15, 1996




                            REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries
Billerica, Massachusetts

We have audited the accompanying consolidated balance sheet of SAZTEC International, Inc. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc., and Subsidiaries at June 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that SAZTEC International, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant recurring operating losses and has a working capital deficiency at June 30, 1995. In addition, at June 30, 1995, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



ERNST & YOUNG LLP


Boston, Massachusetts
September 1, 1995



                    SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    YEARS ENDED JUNE 30,

                                              1996                     1995

Revenues                                    $10,851,555          $ 13,596,848

Cost of services                             7,958,077             11,193,396

Gross profit                                 2,893,478              2,403,452

Selling, general & administrative expense    2,979,839              5,160,706

Loss from operations                           (86,361)           (2,757,254)

Interest expense                              (125,086)              (201,394)
Gain (loss) on sale of divisions               231,154               (302,500)

Income (loss) before provision
   for income taxes                             19,707             (3,261,148)

Provision for income taxes                      63,139

Net loss                                      $(43,432)          $ (3,261,148)

Loss per share of common stock:
Net loss                                       $(.003)                 $(.28)

Weighted average number of shares           12,700,609             11,637,481


                                        See accompanying notes.





                SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                                            ASSETS

                                                   1996                 1995
Current assets
Cash and cash equivalents                         $222,023          $ 644,101
Restricted cash                                    60,869              38,010
Accounts receivable, less allowance for
  doubtful accounts of $47,755 in 1996 and
  $83,326 in 1995                                 1,973,192          2,215,771
Costs and estimated earnings in excess of
  billings  (Note 8)                                21,490
Work in process                                   570,651             580,842
Prepaid expenses and other current assets         176,664              160,076
Note receivable for stock subscribed (Note 2)     300,000                 -
Total current assets                              3,324,889          3,638,800

Property and equipment, net (Notes 3 and 4)        598,415           1,164,048
Other assets
Goodwill and other intangible assets, less
  accumulated amortization of $51,482 in 1996
  and $819,610 in 1995                             173,931             208,182
Deposits and other assets                          122,070            144,632
Total assets                                     $4,219,305        $5,155,662


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable (Note 4)                             $389,703          $650,091
Current portion long-term debt and capital
  lease obligations (Notes 4 and 9)                 199,650           193,320
Common stock subject to repurchase (Note 2)          54,000           100,000
Income taxes payable                                 54,320
Accounts payable                                    885,692         1,028,708
Accrued liabilities                                  544,318        1,350,596
Customer deposits                                    744,278        1,085,479
Total current liabilities                          2,871,961        4,408,194

Long-term debt and capital lease obligations,
  less current portion (Notes 2, 4 and 9)           241,257           105,686
Common stock subject to repurchase (Note 2)          46,000
Accrued expense                                      34,385

Stockholders' equity (Notes 2 and 5)
Preferred stock-no par value;  1,000,000 shares
  authorized;   no shares issued
Common stock-no par value;  20,000,000 shares
  authorized; 13,097,651 shares issued at June
  30, 1996, and 12,543,851 shares issued at
  June 30, 1995                                   11,270,811      11,134,811
Common stock subscribed (Note 2)                     300,000
Contributed capital                                  14,498            14,498
Accumulated deficit                              (10,416,633)    (10,373,201)
Cumulative translation adjustment                  (142,974)        (134,326)
Total stockholders' equity                         1,025,702          641,782
Total liabilities and stockholders' equity        $4,219,305      $5,155,662

                                       See accompanying notes.



                         SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              YEARS ENDED JUNE 30, 1996 AND 1995

                             Common Stock            Common Stock Subscribed
                         Number of     Amount        Number of       Amount
                          Share                       Shares

Balance at
  July 1, 1994          10,687,799   $10,163,998
Shares canceled
  pursuant to
  repurchase
  obligation
  (Note 2)               (40,000)
Shares issued
  pursuant to a
  market value
  guarantee              300,000         187,500
Shares issued
  pursuant to
  private
  placements
  (Note 2)              1,226,052        729,687
Shares issued
  pursuant to
  renegotiation
  of private
  placements
  (Note 2)                250,000
Shares issued
  pursuant to
  the achievement
  of earn-out
  targets
  (Note 2)                120,000         53,626
Translation
  adjustment
Net loss
Balance at
  June 30, 1995         12,543,851     $11,134,81
Shares canceled
  pursuant to
  repurchase
  obligation
  (Note 2)                (30,200)
Shares issued
  pursuant to
  private
  placements
  (Note 2)                584,000        136,000
Stock subscribed                                      1,200,000      $300,000
Translation
  adjustment
Net loss
Balance at
  June 30, 1996        13,097,651     $11,270,811     1,200,000      $300,000

                         SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONTINUED
                              YEARS ENDED JUNE 30, 1996 AND 1995

                             Contributed       Accumulated       Cumulative
                               Capital           Deficit         Translation

Balance at
  July 1, 1994                 $14,498        $(7,112,053)        $(201,750)
Shares canceled
  pursuant to
  repurchase
  obligation
  (Note 2)
Shares issued
  pursuant to a
  market value
  guarantee
Shares issued
  pursuant to
  private
  placements
  (Note 2)
Shares issued
  pursuant to
  renegotiation
  of private
  placements
  (Note 2)
Shares issued
  pursuant to
  the achievement
  of earn-out
  targets
  (Note 2)
Translation
  adjustment                                                        67,424
Net loss                                        (3,261,148)
Balance at
  June 30, 1995                  $ 14,498    $ (10,373,201)      $ (134,326)
Shares canceled
  pursuant to
  repurchase
  obligation
  (Note 2)
Shares issued
  pursuant to
  private
  placements
  (Note 2)
Stock subscribed
Translation
  adjustment                                                         (8,648)
Net loss                                           (43,432)
Balance at
  June 30, 1996                   $14,498      $(10,416,633)      $ (142,974)


                      See accompanying notes.

                             SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 YEARS ENDED JUNE 30,

                                                      1996            1995
Cash flows from operating activities
Net loss                                          $ (43,432)     $ (3,261,148)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                   537,052        1,288,299
     Provision for bad debts                         (35,053)          97,213
     (Gain) loss on sale of assets                   (30,320)          54,122
     (Gain) loss on sale of assets of divisions
     sold                                           (231,154)          33,545
     Write-off of work in process related to
       litigation                                    139,839
     Issuance of common stock pursuant to a
        market value guarantee                                        187,500
     Other                                           (18,135)
Changes in assets and liabilities:
    Accounts receivable                              159,363        1,178,842
    Work in process                                 (219,915)           2,928
    Prepaid expenses and other current assets        (44,485)         207,486
    Deposits and other assets                          6,845          (35,589)
    Accounts payable                                 143,568         (287,068)
    Accrued liabilities                             (513,438)         305,036
    Customer deposits and non-current accrued
      expenses                                        64,546          567,956
    Income taxes payable                              27,075
Net cash (used in) provided by operating
    activities                                       (57,644)         339,122

Cash flows from investing activities:
    Payment received on notes receivable              17,077
    Additions to property and equipment              (59,017)        (378,783)
    Proceeds from the sale of property and
      equipment                                       38,254           90,561
    (Increase) decrease in restricted cash           (22,846)          98,443
    Proceeds from sale of divisions                                   292,818
Net cash (used in) provided by investing
    activities                                       (26,532)         103,039

Cash flows from financing activities:
    Principal payments on debt and capital
       lease obligations                            (188,320)        (873,035)
     Borrowings on notes payable                   3,770,406
     Payments on notes payable                    (4,030,793)
     Payments on stock repurchase obligation                          (60,000)
     Proceeds from issuance of common stock,
       net of issuance costs                         121,000          729,687
Net cash used in financing activities               (327,707)        (203,348)
Effect of exchange rate changes on cash              (10,195)          19,025

Net (decrease) increase in cash                     (422,078)         257,838

Cash and cash equivalents at beginning of year       644,101          386,263
Cash and cash equivalents at end of year         $   222,023     $    644,101

                                           See accompanying notes.




                    SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                    YEARS ENDED JUNE 30,

                                                      1996              1995
Supplemental schedule of non-cash investing
    and financing activities:
Purchase of property and equipment through
    issuance of notes payable and capital
    lease obligations                               $98,767          $160,147


Conversion of accounts payable into notes
    payable                                        $258,730

Issuance of common stock pursuant to the
    achievement of earn-out targets (Note 2):
       Increase in goodwill                                           $53,626
Issuance of common stock pursuant to a
    market value guarantee (Note 2)                                  $187,500
Common stock issued for notes receivable            $15,000
Notes receivable in exchange for common stock
    subscribed                                     $300,000
Supplemental disclosures of cash flow
  information:
     Cash paid during the year for:
          Interest                                 $132,820          $201,394
          Income taxes                              $38,758

                                     See accompanying notes.

                SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996 AND 1995

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation
For the year ended June 30, 1995, the Company's consolidated financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $3,261,148 in 1995 and, at June 30, 1995, had a working capital deficiency of $769,394. In addition, the Company was not in compliance with certain covenants of a loan agreement with its bank. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the year ended June 30, 1995 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During the year ended June 30, 1996, the Company completed sales of its Marketing Fulfillment Services and Knightswade Microfilm Divisions, renewed its line of credit, negotiated conversion of several short-term liabilities to term notes payable, and completed a private placement of its common stock. Production costs were reduced, resulting in improved gross profit over the prior year, and selling and administrative expenses were decreased.

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

Restricted Cash
The restricted cash balance at June 30, 1996 includes a certificate of deposit of $28,052 held as collateral pursuant to a performance bond and $32,817 held in a collateral account for repayment of a revolving credit agreement. At June 30, 1995 these balances were $26,210 and $11,800, respectively.

Work in Process
Work in process consists of labor and certain other costs incurred for uncompleted and unbilled projects.

Concentration of Credit Risk
The Company grants credit to customers who meet the Company's preestablished
credit requirements.   Security is not required when trade credit is granted to
customers. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations. The Company does not believe it is subject to market or geographic risk based on the industries or location of its customers (see Note 11).

Property and Equipment
Property and equipment are recorded at cost and depreciation is provided using straight-line or accelerated methods over estimated useful lives ranging from
three to five years.   Leasehold improvements are amortized over the shorter
of the useful life of the asset or the lease term. Amortization of assets recorded under capitalized leases is included in depreciation expense. Expenditures for maintenance and repairs which do not increase the productive capacity or extend the useful lives of property and equipment are charged to expense as incurred; otherwise, such expenditures are capitalized and depreciated over the remaining estimated useful life of the property. Upon disposition of properties, the cost and accumulated depreciation thereon are eliminated from the accounts, and the gain or loss on disposition is credited or charged to income. Internally developed software is materially related to specific contracts, is identified and deferred as work in process of those projects and charged to expense as revenue is recognized. Management monitors the carrying value of assets and recognizes an impairment loss in the period the recoverability declines.

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

Income Taxes
The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement No. 109, the liability method is used to account for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.

Revenue Recognition
The Company has entered into certain long-term contracts. The terms of most of these contracts allow for billing as work on records is completed. Infrequently, the Company enters into a contract with terms that specify billing at intervals not coincident with the completion of work and revenue recognition Revenue on these long-term contracts is recognized using the percentage of completion (units of delivery method), measured by the units of output. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Selling, and administrative costs are expensed as incurred. Provision for estimated losses on uncompleted contracts are made in the earliest period in which such losses can be estimated.
Revenue on most contracts (which are short term) is recognized upon completion of identifiable batches of records and shipment of the product.

Loss Per Share
Loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year which totaled 12,700,609 and 11,637,481, for the years ended June 30, 1996, and 1995, respectively. For each of the named years, common stock equivalents would have been antidilutive and, therefore, were not included.

Financial Instruments
The carrying value of long-term debt approximates fair value.

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  STOCKHOLDERS' EQUITY

Common Stock

During the quarter ended March 31, 1994, management completed three separate private placements generating $1,051,729, net of issuance costs of $49,271, in exchange for 1,100,000 shares of common stock and warrants to issue an additional 1,287,500 shares of common stock, exerciseable for a five year period at $1.375 per share. One of the private placements of 750,000 shares was with a group of individuals unrelated to the Company ("the Meyerson Group"). Another transaction representing 250,000 shares was with Tallard B.
V. ("Tallard"), a greater than 5% shareholder of the Company.   The remaining
transaction for 100,000 shares shares was transacted with a then-member of the Company's Board of Directors.

Subsequent to the completion of these transactions, certain members of the Meyerson Group alleged certain disclosure violations by the Company in the
offering documents.   The Company denied the allegations and believes they were
without merit.   However, to avoid the potential cost of litigation, the
Company agreed to issue 366,666 additional shares of unregistered common stock to the private placement participants and agreed to decrease the
warrant price for all of the underlying warrants from $1.375 to $1.125.   At
June 30, 1996 and 1995, 250,000 of the additional shares had been issued.
In exchange for these modifications, the participants have agreed to release the Company from all claims arising out of the three private placements.

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

Pursuant to the conversion of the Tallard debt described above, Tallard has certain Board representation rights for so long as Tallard maintains certain ownership levels in the Company. Also pursuant to the conversion, the Company is prohibited from entering into any merger or consolidation, sale of substantially all of its assets, or sale of any series of stock senior to common stock without the approval of 66.6%, or more of the outstanding voting shares.

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

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the selling shareholders may receive up to 560,000 additional shares if the combined operations of Saztec Europe, Ltd. earn net income of 2,480,000 pounds, in aggregate, for the period ending June 30, 1996. The agreement provides for annual earnings measurements during these years. A total of 120,000 additional shares were earned during the year ended June 30, 1995. The fair value of these shares, $53,626, has been applied to goodwill. Amounts earned relating to 1996 operations are considered immaterial to the consolidated financial statements.

The Company has also granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exerciseable at 10,000 shares ($20,000) per quarter through April, 1996. The related liability was recorded at the time of the grant of the put option and the shares are cancelled when repurchased. During the fiscal year ended June 30, 1996, 30,200 shares of common stock totalling $60,400 were repurchased by the Company and for the fiscal year ended June 30, 1995, 40,000 shares of common stock totaling $80,000 were repurchased by the Company, pursuant to the terms of the put option. Of the stock repurchased, $80,400 remained payable to the selling shareholders at June 30, 1996 and $20,000 remained payable at June 30, 1995. In December 1995, the payable was restructured at no interest to a series of 31 monthly payments: 24 payments of $3,000 principal plus 8% accrued interest followed by seven payments of $4,000 principal plus 8% accrued interest, with the final payment due July 1, 1998. Of the remaining repurchase obligation payable or scheduled to come due, $54,000 at June 30, 1996 and $100,000 at June 30, 1995 has been classified as current in the accompanying consolidated financial statements.

In April 1995, the Company issued 300,000 shares of common stock to a stockholder pursuant to the acquisition of the Scanning America, Inc.
operations in April 1992.   The acquisition agreement provided for additional
shares to be issued to the seller contingent upon the market value of Saztec's
stock three years from the original acquisition date.   Based on the April
1995 market value of the stock, the seller was entitled to claim 300,000 shares of unregistered common stock at a value of $187,500, which has been included as a charge to earnings because the Scanning America division was divested by the Company in October 1993.

In May and June of 1996 the Company conducted private placements of its common stock. Officers and directors purchased 464,000 shares and a current shareholder purchased 120,000 shares. A common stock subscription was received for 1,200,000 shares of common stock and warrants to purchase an additional 1,200,000 shares. The warrants are exercisable at $0.50 per share. Consideration was received in August and September 1996.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                  1996                1995
     Computer and other equipment              $3,212,454          $4,483,294
     Computer and other equipment under
        capitalized leases                       104,487              151,105
     Software                                     264,211             728,307
                                                3,581,152           5,362,706
     Accumulated depreciation and
         amortization                           2,982,737           4,198,658
                                                 $598,415          $1,164,048

Accumulated amortization of assets under capitalized leases amounted to $99,055 and $40,000, at June 30, 1996, and 1995, respectively.


NOTE 4.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL
                    LEASE OBLIGATIONS

The Company has a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets. The agreement bears interest at the lender's prime rate plus 4.0% (12.25% and 13.0% in aggregate at June 30, 1996 and 1995, respectively). Available borrowings are determined by a specified percentage of qualified domestic trade receivables. Repayments of the line of credit are taken directly from a collateral account established by the lender which contained $32,817 and $11,800 as of June 30, 1996 and 1995, respectively. At June 30, 1996 the company had total available borrowings of $400,000 and had borrowed $389,703. At June 30, 1995, the Company had total available borrowings of $675,267 and had borrowed $650,091. The credit agreement at June 30, 1995 contained various restrictive covenants which required, among other things, the maintenance of a minimum level of stockholders' equity. Due to the loss incurred in fiscal 1995, the Company was not in compliance with that level. However, the lender waived compliance with that covenant.

The agreement was renewed in January 1996, establishing a maximum borrowing of $450,000 which declines $10,000 per month beginning February 1, 1996.
Unpaid principal amounts are due July 1, 1997. Security and maximum borrowing (subject to the declining ceiling) are unchanged from the matured note. The new agreement contains covenants requiring a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was in compliance with all covenants contained in this new agreement at June 30, 1996.

In January 1995, the Company established a revolving credit agreement with a U.K. lender secured by U.K. accounts receivable bearing interest at the lender's base rate plus 2.0% (7.938% in aggregate at June 30, 1995) expiring in December 1995. The maximum aggregate borrowings under the agreement were approximately $795,000. Available borrowings are determined by a specified percentage of qualified export trade receivables. At June 30, 1995, the Company had available borrowings of approximately $248,235 and had no borrowings outstanding. The agreement was not renewed after expiration.

Long-term debt and capital lease obligations consist of:

                                                        1996           1995
Notes payable, secured by equipment, bearing
  interest at rates ranging from 8.52% to 13.69%,
  payable in monthly installments through 1997 .       $122,383     $  165,439
Unsecured notes                                         265,627
Capital lease obligations, bearing interest at rates
  ranging from 12.75% to 16.0% payable monthly
  through 1998. (Note 9)                                 52,897        133,567
                                                        440,907        299,006
Current portion                                         199,650        193,320
Noncurrent portion                                     $241,257      $ 105,686

Maturities of long-term debt and capital lease obligations for years ending June 30 are:

              1997           $199,650
              1998            120,901
              1999            116,569
              2000              3,787
                             $440,907



NOTE 5.  EMPLOYEE BENEFIT PLANS

Stock Option Plan
The Company has in effect a stock option plan (the Plan) under which stock options have been discretionarily granted to officers and key employees at
prices equal to or less than the market price at the date of grant.   Options
expire four to five years after the date of grant. Total options which were exercisable under the Plan at June 30, 1996, amounted to 141,200 shares. The number of shares reserved for the Plan is 1,000,000. On June 30, 1996, options for 321,200 shares remained available for grants under the Plan. Information with respect to options granted under the Plan follows:

                                             Number of             Range of
                                              Shares            Option Prices
Outstanding at June 30, 1994                   805,800            $1.03-2.00
     Granted
     Exercised
     Canceled                                  97,850               1.03-1.88
     Expired                                   60,000                  1.75
Outstanding at June 30, 1995                  647,950               1.03-2.00
     Granted                                  430,000                    .25
     Exercised
     Canceled                                 519,950               1.03-1.88
     Expired                                   36,000                   1.88
Outstanding at June 30, 1996                   522,000              $.25-1.03

Other Options
The following are not included in the Plan:
     stock options granted to the Company's President for 150,000 shares in aggregate expiring in fiscal years 1999 and 2000. These options were issued at the fair market value on the date of grant. Options which were exercisable at June 30, 1996 amounted to 70,000 shares and were exercisable at prices ranging from $.63 to $1.03 per share;

     stock options granted to the Company's Chairman for 225,000 shares in aggregate expiring in fiscal year 1999. These options were issued at the fair market value on the date of grant. Options which were exercisable at June 30, 1996 amounted to 215,000 shares and were exercisable at prices ranging from $.75 to $1.03 per share;

     stock options granted to outside members of the Board of Directors for 90,000 shares in the aggregate expiring in fiscal years 1999, 2000, and 2001. These options were issued at fair market value on the date of grant at prices ranging from $.25 to $1.03 per share. Options for 21,000 shares were exercisable at June 30, 1996.

Employee Savings Plan
The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company has contributed 1% of the annual compensation for all participating employees who are contributing a minimum of 2% of their compensation. In the United Kingdom, the Company's subsidiary, Saztec Europe, Ltd. maintains a defined contribution pension plan for employees in Scotland and England. The Company contributes a matching amount for all participating U.K. employees who are contributing 2.5% to 4.5% of their compensation. For the years ended June 30, 1996, and 1995, expense related to the savings and pension plans was not significant. In July 1995, the Company suspended the discretionary 1% employer match contribution to the U.S. savings plan. The match was reinstated October 1, 1995.

NOTE 6.  INCOME TAXES

At June 30, 1996 and 1995, respectively, the Company had net operating loss carryforwards of approximately $6,200,000 and $6,000,000, respectively, for income tax purposes that expire in varying amounts through 2010. These operating losses may be used to offset future taxable income in the United States. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards
due to the uncertainty of their realization.     At June 30, 1996 and 1995, net
operating loss carryforwards relating to the operations of Saztec Europe, Ltd. were immaterial due to the non-deductibility of certain operating expenses incurred during fiscal 1996 and 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   1996              1995
Deferred tax assets:
     Accrued vacation                             $49,908        $   88,900
     Net operating loss carryforwards            2,488,330         2,430,300
     Other - net                                  30,596              33,400
          Total deferred tax assets              2,568,834          2,552,600
     Valuation allowance                        (2,485,834)        (2,500,200)
          Net deferred tax assets                 83,000              52,400

Deferred tax liability:
     Book basis in excess of tax basis of
        intangible assets                         69,552               9,200
     Other - net                                  13,448              43,200
          Total deferred tax liabilities          83,000              52,400
          Net deferred tax asset                   $0             $       0


The sources of the Company's consolidated income (loss) before income taxes for the years ended June 30 consist of:

                                                1996                   1995
United States                                $(115,249)        $  (1,998,362)
Foreign                                       134,956             (1,262,786)
Income (Loss) before income tax expense        $19,707         $   (3,261,148)


A reconciliation of the Company's income tax provision for fiscal 1996 and 1995 and the amount computed by applying the statutory United States income tax rate of 34% consists of:

                                                   1996                1995
Federal income taxes at statutory rate           $4,000           $ (679,400)
Foreign income taxes                             63,139                 -
Change in valuation allowance                   (14,400)             667,400
Officers  life insurance                          6,800                6,800
Goodwill and other non-deductible amortization    1,800                2,200
Other items                                       1,800                3,000

    Total income taxes                          $ 63,139               $ 0


The provision for income taxes for fiscal 1996 consists of the following:

                        Current               Deferred               Total
Federal                ----                       ----                 ----
State                  ----                        ----                ----
Foreign               $63,139                       ----             $63,139

                      $63,139                       ----              $63,139



NOTE 7.  SALES OF DIVISIONS

In June of 1995, management completed the sale of the assets of the Financial Transaction Processing Division ("FTP"). On September 1, 1995, the Company completed the sale of the Knightswade Microfilm Division ("KM") based in Winchester, U.K., and the Marketing Fulfillment Division ("FS") based in
Billerica, Massachusetts.    The operating results for the years ended June 30,
1996, and 1995 were as follows:

                                  FTP              KM                  FS
                                 1995        1995       1996 (1)        1995
Revenue                     $ 1,113,360     $519,012    $217,535    $2,186,963
Gross profit (loss)             (92,635)      51,580     (12,505)      371,432
Operating profit (loss)      $ (296,110)    (284,357)    (22,152)     $208,932
Gain (loss) on sale of
  division              (2)(3) $(157,500) (3)$(145,000) $231,154
Net assets at June 30                      $297,273                   $236,100

       (1)  To date of sale of September 1, 1995
       (2) Includes lease abandonment and severance costs and the gain (loss) on sale of assets
       (3) Recognized in the results of operations for the year ended
               June 30, 1995


NOTE 8.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED
                   CONTRACTS

The following relates to two contracts being accounted for using the percentage of completion, units of output method, which use resulted in an excess of costs and estimated earnings over billings:

                                                          June 30, 1996

Costs incurred on uncompleted contracts                      $308,895
Estimated earnings                                            112,595
                                                              421,490
Less: Billings to date                                        400,000
Amount shown as Costs and estimated earnings in
excess of billings on the accompanying consolidated
balance sheet                                                 $21,490


There were no such contracts at June 30, 1995.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation
In July 1995, an action against the Company in connection with the employment of an individual was decided in favor of the Company by the State Court. At present, management and counsel believe that the future effect of this action on the Company will be immaterial.

In August 1994, the Company filed suit against Digital Equipment Company
(DEC) based upon termination by DEC of a contractual agreement between the companies. On December 14, 1995, an order was entered granting the Summary Judgement motion of DEC. The decision effectively terminated the Company's claim. While the Company believes that its case was meritorious, it determined during the period for appeal, that it would be an imprudent use of the Company's resources to pursue an appeal. The loss of the claim resulted in the Company's writing off $139,839 of work in process in connection with the contract.

Lease Commitments
Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 1996 and 1995 was $622,322 and $716,959, respectively.

At June 30, 1996, the Company had capital and operating lease obligations for office space and equipment used in operations that mature during the fiscal years ending June 30 as follows:

                        Capital           Operating Leases          Total
                        Leases        Property       Equipment   Commitments
1997                    $46,585      $535,929         $19,397      $601,911
1998                      9,709       468,645           6,553       484,907
1999                                  419,494           3,291       422,785
2000                                  354,801                       354,801
2001                                  291,209                       291,209
                        $56,294    $2,070,078         $29,241    $2,155,613
Less amount
  representing
  interest                3,397
Net obligations
  under capital
  leases (Note 4)       $52,897



NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for the years ended June 30, 1996 and 1995 were as follows:

                                                                   Earnings
                                                Net income          (loss)
                                   Revenues       (loss)           Per Share
Year ended June 30, 1996
  Quarter ended-
     September 30, 1995           $2,359,115       $(233,994)         $(.02)
     December 31, 1995             2,997,179          13,885            .001
     March 31, 1996                2,685,100         115,742            .01
     June 30, 1996                 2,810,161          60,935            .006
                                 $10,851,555        $(43,432)         $(.003)
Year ended June 30, 1995
   Quarter ended --
     September 30, 1994          $ 3,446,796       $(520,909)         $(.05)
     December 31, 1994             3,720,648        (378,787)          (.03)
     March 31, 1995                3,501,719      (1,304,863)          (.11)
     June 30, 1995                 2,927,685      (1,056,589)          (.08)
Total                            $13,596,848     $(3,261,148)         $(.28)


The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

Included in the first quarter of fiscal 1996 is a gain of $231,154 on sale of the Fulfillment Marketing Division. Included in the second quarter is a write-off of $139,839 of work in process related to litigation.

Included in the fourth quarter of fiscal 1995 are charges of $187,500 for the issuance of stock pursuant to a market value guarantee related to a 1992 acquisition agreement and $145,000 to provide for a loss on the sale of assets of the Knightsbridge Microfilm Division on September 1, 1995.



NOTE 11.  FOREIGN OPERATIONS AND MAJOR CUSTOMERS

Revenues, income (loss) before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in the United Kingdom and Western Europe. Countries included are England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd located outside of Ardrossan, Scotland are immaterial.

                                                  1996                  1995
Total Revenues
     United States                             $4,923,900          $6,543,384
     United Kingdom/Western Europe              5,927,655           7,053,464
                                              $10,851,555         $13,596,848

Income (loss) before income taxes
     United States                             $(115,248)         $(1,998,362)
     United Kingdom/Western Europe              134,955            (1,262,786)
                                                $19,707          $ (3,261,148)

Identifiable Assets
     United States                             $1,937,421          $ 2,681,426
     United Kingdom                            2,281,884             2,474,236
                                               $4,219,305          $ 5,155,662

Major Customers
For the year ended June 30, 1996 the Company had one customer in the United Kingdom that accounted for 13% of consolidated revenue. The next three largest customers together accounted for 12.8% of consolidated revenue. For the year ended June 30, 1995, the Company had two customers in the United Kingdom that accounted for 15% and 9% respectively, of consolidated revenue.


NOTE 12.  NEW ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Statement encourages companies to account for stock compensation awards using a fair value method. Fair value is determined based on the stock price at the date the awards are granted. The resulting compensation cost would be recognized as an expense in the statement of operations over the service period.

Companies can choose not to apply the new accounting method and continue to apply the current accounting requirements, which generally will result in no compensation cost for most fixed stock option plans. Those that do so; however, will be required to disclose in notes to the financial statements what net income and earnings per share would have been if they had followed the accounting in SFAS No. 123.

Statement 123 also applies to equity instruments issued for goods or services provided by persons other than employees. Those transactions would be accounted for based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever is more reliably measurable.

SFAS No. 123 is effective for the financial statements of the Company for the fiscal year beginning July 1, 1996. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 123, and is therefore unable to determine the impact that adopting this statement will have on the financial statements. The Company plans to adopt this statement in its fiscal year ending June 30, 1997.




ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
         CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

Officers and Directors

The officers and directors of the Company are as follows:

Name                      Age             Position with Company

Robert P. Dunne            67   Chairman of the Board of Directors, Director

Gary N. Abernathy          56   President, Director, Chief Executive Officer

Tom W. Olofson             55   Director

Lee R. Petillon            67   Director

Pradeep Barthakur          48   Director

Kent L. Meyer              52   Vice President, Sales and Secretary

Thomas K. O'Loughlin       44   Vice President and Treasurer

Sean J. O'Regan            34   Vice President, Data Capture Operations


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

Mr. Barthakur was elected director at the regular meeting of the Board of Directors on September 12, 1996. Mr. Barthakur is Executive Vice President & Secretary of Datamatics (America) Inc., where he has been employed since 1992. Datamatics (America) Inc. is a part of the Datamatics Group of Companies.

Mr. Meyer has been a Vice President of the Company since 1987 and served as a director from November 1983 through January 1995.

Mr. O'Loughlin, a Certified Public Accountant, joined the Company in July 1995. He practiced as an independent certified public accountant in California and Massachusetts.

Mr. O'Regan was promoted to Vice President, Data Capture Operations in September 1995. He has been employed in the Sales Department since 1986 with Advanced Automation Associates, Inc., a wholly owned subsidiary.

All directors hold office until the next annual meeting of shareholders and
until their successors are duly elected and qualified.   Officers are elected
on an annual basis by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the fiscal year ended June 30, 1996, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth, for the fiscal year ended June 30, 1996 the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company, or would have exceeded
$100,000 if they had been employed by the Company for the entire year.


                                  Annual          Long Term
                               Compensation      Compensation
                                                    Award
Name and                                          Securities
                                                  Underlying     All other
Principal Position    Year  Salary($)   Bonus($)  Options(#) Compensation($)(1)

Gary N. Abernathy     1996   110,881                50,000
President and Chief   1995   115,375               100,000        55,000 (2)
 Executive Officer    1994   109,000                50,000         4,990 (1)

Elvin E. Smith        1996    81,080
Senior Vice President 1995   106,093
 Sales                1994    97,156     18,937     25,000


(1)  Comprised of the taxable portion of split dollar life insurance premiums for the named executives.
(2) Market value of 80,000 shares of common stock given to Mr. Abernathy in an employment agreement with the Company dated January 1, 1995, and authorized to be issued as of September 21, 1995.



Stock Options Issued

As shown in the above table, Mr. Abernathy was granted options for 50,000 shares of common stock during the year ended June 30, 1996:
Option/SAR Grants in Last Fiscal Year
Individual Grants

                      Number of
                     Securities    % of Total
                     Underlying    Options/SARs
                      Options/     Granted to      Exercise or
                                   Employees          Base         Expiration
       Name         SARs Granted  in Fiscal Year   Price ($/sh)       Date
Gary N. Abernathy      50,000          11.6             .25       May 14, 2001


Stock Options Exercised

During the year ended June 30, 1996 no stock options were exercised by the named executives. For the fiscal year ended June 30, 1996 no stock options previously awarded to any of the named executives were repriced. The following table sets forth, as of June 30, 1996 the exercisable and unexercisable portions of stock options held by the named executives.

                                               Number of Securities Underlying
                                                   Unexercised Options at
                    Shares Acquired    Value          Fiscal Year End (#)
Name                 on Exercise($)   Realized    Exerciseable  Unexerciseable
Gary N. Abernathy         -0-            -0-         80,000         120,000


As of June 30, 1996 there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executives.

Long-Term Incentive Plan Awards

The Company has no Long-term Incentive Plan Awards currently in effect.

Compensation of Directors

Outside directors receive compensation of $2,000 per quarter plus actual expenses to attend regular quarterly meetings. For the quarters ended September 30 and December 31, 1995 the Compensation Committee voted to reduce the quarterly compensation to $1,000 per quarter. The Chairman of the Board of Directors receives $6,000 per quarter plus actual expenses to attend regular meetings.

Employment Contracts

Mr. Abernathy has an employment contract entered into with the Company on January 1, 1995 under which he will perform the duties of the office to which he is elected by the Board of Directors. The contract is for a three year term ending December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT

The following table sets forth, as of September 25, 1996 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.


NAME AND ADDRESS                          NO. OF SHARES     PERCENT OWNED (1)

Gary N. Abernathy (2)
43 Manning Road
Billerica, MA  01821                       195,159                      1.1

Robert P. Dunne (3)
928 Southwest Tenth Street
Miami, FL 33130                            752,067                      4.2

Lee R. Petillon
21515 Hawthorne Blvd., #1260
Torrance, CA  90503                        109,000                         *

Tom W. Olofson (4)
501 Kansas Ave
Kansas City, KS  66105                     384,000                    2.1

Richard P. Kiphart (5)
222 West Adams
Chicago, IL 60603                         1,565,786                    8.7

Tallard B.V. (6)
c/o Peder G. Wallenberg
Amsteldijk 166 Rivierstaete
1079 LH Amsterdam                         4,562,697                  25.4

Datamatics Technologies PVT. LTD. (7)
c/o Dr. Lalit S. Kanodia, Chairman
Unit #118-120, SDF 4,
SEEPZ Andheri (East)
Bombay 400 096, India                      1,600,000                  8.9

Pradeep Barthakur (8)
26 Derby Lane
Tyngsboro, MA 01879                          800,000                 4.4

All Directors and Officers
as a Group (8 persons)                      2,459,226               13.7

* Less than one percent (1%)

(1) Based on 14,297,651 shares outstanding on September 28, 1996, 116,666 shares authorized to be issued, 456,200 exercisable options and warrants to issue an additional 3,071,500 shares, in aggregate, at such date, for a total of 17,942,017.

(2) The shares beneficially owned by Mr. Abernathy are issued in the following manner: 10,759 shares in the name of Information Control, Inc. which is wholly-owned by Mr. Abernathy, a vested right to acquire 80,000 shares pursuant to stock options, 64,400 shares owned directly, and warrants for 40,000 shares.

(3) The shares beneficially owned by Mr. Dunne consist of: 94,565 shares in the name of Robertson Corporation (of which Mr. Dunne is the sole owner), a vested right to acquire 228,000 shares pursuant to stock options, warrants to purchase 120,000 shares, 300 shares held by the Amy Schneeberger Trust, of which Mr. Dunne is a trustee, 400 shares held by Mrs. Dunne's Individual Retirement Account, and 308,802 shares owned directly.

(4) The shares beneficially owned by Mr. Olofson consist of 226,000 shares owned directly, vested options to purchase 18,000 shares, and warrants to purchase 140,000 shares.

(5) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 1,302,746 shares owned directly, warrants to purchase 120,000 shares, and 143,040 shares in the aggregate, held by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(6) The shares beneficially owned by Tallard B.V. are held in the following manner: 4,129,364 shares owned directly by Tallard B.V., 83,333 shares authorized to be issued, and a right to acquire 350,000 shares pursuant to stock warrants held by Tallard B.V. Tallard B.V. is wholly owned by Mr. Wallenberg, and he may be deemed to be the beneficial owner of all shares held by Tallard B.V.

(7) The shares beneficially owned by Datamatics Technologies PVT. LTD. consist of 800,000 shares owned directly and warrants to purchase 800,000 shares. Datamatics Technologies PVT. LTD. is wholly owned by Dr. Lalit S. Kanodia, and he may be deemed to be the beneficial owner of these shares.

(8) The shares held by Mr. Barthakur consist of 400,000 shares owned directly and warrants to purchase 400,000 shares.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
        The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

     Exhibit
     Number

     10.12   Renewal of Revolving Credit Agreement dated January 29, 1996 (page
                 41 of this 10-KSB)
     22       Subsidiaries of the registrant (disclosed on page 2 in Item 1 of this 10-KSB)
     27       Financial Data Schedule (page 40 of this 10-KSB)



In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:


Exhibit No.  Description                             Filed as Exhibit:
     2            Plan of Recapitalization          2 to Form 8-K dated
                                                     February 19, 1993

     3            Articles of Incorporation and
                        By-Laws                    3 to Form 10-K for the year
                                                    ended June 30, 1990

     4            Instruments defining the
                        rights of security
                   holders including indentures.   4 to Form 10-K for the year
                                                      ended June 30, 1990

     4.1         Ten Year Convertible Debenture
                     Note Agreement                4 to Form 10-K for the year
                                                      ended June 30, 1992

     4.2          Certificate of Determination
                     for the establishment of
                     the Series A Cumulative
                     Preferred Stock                 4 to Form 8-K dated
                                                      February 19, 1993

     4.3          Registration Rights Agreement
                     dated December 31, 1993
                     among Saztec International,
                     Inc., Tallard B.V., Barry
                     Craig, and the Preferred
                     Shareholders                    4 to Form 8-K dated
                                                      December 31, 1993

     10.1        Stock Purchase Agreement between
                   Saztec International, Inc.,
                    and Tallard B.V.                 10 to Form 8-K dated
                                                        October 5, 1994

     10.2        Agreement dated January 9, 1995
                  between Saztec International,
                  Inc., the Meyerson Group and
                  the Placement Warrant Holders      10 to Form 10-Q for the
                                                    Quarter ended December 31,
                                                         1994

     10.3        The rescission of the purchase
                   of CFL, Ltd. common stock           2 to Form 8-K dated
                                                        February 17, 1993

     10.4         Loan Agreement between Tallard
                    B.V. and Saztec Europe, Ltd.      10 to Form 8-K dated
                                                       February 19, 1993

     10.5         Conversion Agreement dated
                   December 31, 1993 among
                  Saztec International, Inc.,
                   Tallard B.V., and the
                   Preferred Shareholders              10 to Form 8-K dated
                                                        December 31, 1993

     10.6          Renewal of Revolving
                    Credit Agreement                  10 to Form 8-K dated
                                                        June 2, 1995

     10.7          Renewal of Revolving Credit
                     Agreement                        10 to Form 8-K dated
                                                        June 19, 1995


     10.8          1995 Employee Stock Option
                      Plan                            10.8 to Form 10K-SB,
                                                      dated September 22, 1995

     10.9          1995 Non-Employee Directors
                     Stock Option Plan                10.9 to Form 10K-SB,
                                                      dated September 22, 1995

     10.10         Employment Agreement for Gary
                     N. Abernathy of  January 1,
                      1995                            10.10 to Form 10K-SB,
                                                      dated September 22, 1995

     10.11         Renewal of Revolving Credit
                     Agreement dated August 12,
                      1995                            10.11 to Form 10K-SB,
                                                      dated September 22, 1995

     16          Change in certifying public
                     accountants                      1 to Form 8-K dated
                                                      January 26,1996

     99          Delisting of common stock by
                     NASDAQ Stock Market, Inc.        1 to Form 8-K dated
                                                      November 21, 1995


(b) Reports on Form 8-K:
None.


Exhibit 10.12

United Missouri Bank

January 29, 1996


Mr. Gary Abernathy, President
Saztec International, Inc.
6700 Corporate Drive
Kansas City, Missouri 64120

Dear Mr. Abernathy:

As you know, the Authority to Loan previously extended to Saztec International, Inc. and all of its subsidiaries ("Saztec") by this bank expired on December 31, 1995. In that connection, you had requested that this bank's Discount Committee consider continuing to extend a decreasing revolving credit facility to Saztec.

In consideration of your expressed desire to solidify a merger; specifically with Scangraphics, Inc., the Discount Committee of UMB Bank, n.a. has favorably considered your request and approved an Authority to Loan (the "Authority to Loan") on the terms and conditions set forth in this letter.

1 .     UMB Bank, n.a. hereby extends to Saztec an Authority to Loan in the initial amount of $450,000. Furthermore, the Authority to Loan will decrease $10,000 on the first of each month beginning February 1, 1996.

Any remaining outstanding balance is payable in full on July 1, 1997. The above listed amounts will be available provided that the outstanding principal amount of all advances under such Authority to Loan at no time exceeds an amount equal to 80% of Saztec's qualified accounts receivable. Qualified accounts receivable shall have the meaning as set forth in a Security Agreement previously executed by Saztec.

2. All advances under the Authority to Loan will be evidenced by a Master Revolving Note on this bank's standard form. Such Note shall be payable not later than July 1, 1997. Accrued interest will be due and payable monthly.

3. All advances under the authority to Loan are subject to Saztec being in full and complete compliance with all terms and conditions stated in this letter at the time of each such advance and the continuation of extensions of credit are subject to Saztec being in full compliance with all terms hereof at all times.

4. All advances under the Authority to Loan will be secured by all accounts receivables of Saztec, now owned or hereafter existing, notwithstanding the 80% of qualified accounts receivable basis for making advances, and by all inventory, machinery, equipment, furniture, fixtures and all common stock of all subsidiaries of Saztec now owned or hereafter acquired or created.

5. Saztec will continue to maintain a lockbox for the receipt of all accounts receivable payments over which this bank has sole access and also a cash collateral account with this bank into which all accounts receivable payments will be deposited.

6. All advances under the Authority to Loan shall bear interest per annum at 4% over this bank's prime rate of interest adjusted daily. For purposes hereof, this bank's prime rate of interest shall be that rate of interest which it states from time to time, to be its prime rate of interest.

7. Each extension of credit under the Authority to Loan shall be subject in the sole discretion of this bank, to the occurrence of no adverse material change in (1) the financial condition of Saztec or (ii) the aging or collectability of its accounts receivables.

8. This bank must at all times have a first priority perfected security interest in all personal property of Saztec and all proceeds of all the foregoing and all common stock of all subsidiaries of Saztec.

9. At all times, the consolidated net worth of Saztec must be at least equal to $500,000, the calculation of such to be performed in accordance with generally accepted accounting principals, consistently applied.

10. At all times, the ratio of consolidated total indebtedness to consolidated net worth shall not exceed 8.00:1, the calculation of such to be performed in accordance with generally accepted accounting principals consistently applied.

11. Saztec must provide this bank with monthly financial statements and accounts receivable listing and agings and a borrowing base certificate in form and substance acceptable to this bank not later than twenty (20) days following the end of each month certified by borrower. Such financial statements to include, at a minimum, a balance sheet and an income statement. Year end statements are to be prepared by a certified public accounting firm acceptable to the Bank and be of an audit quality.

12. Should the terms of this letter and any terms of any Promissory Note or Security Agreement executed or continued in conjunction herewith be in conflict, then the terms of any such Note or Security Agreement shall prevail.

13. All documentation evidencing the Authority to Loan and any collateral therefore shall be on this bank's standard forms and must be satisfactory in all respects to this bank and its attorneys.

14. All costs incurred by this bank in extending credit under the Authority to Loan must be paid by Saztec.

15. This letter supersedes any and all prior agreements, whether written or verbal, between Saztec and this bank relating to the subject matter hereof except existing Promissory Notes, Security Agreements and financing statements. By signing below, you and this bank agree that there are no unwritten agreements between us relating to the transactions proposed hereunder.

16.     STATUTORY STATEMENT MADE PURSUANT TO MO.  REV.  STAT.
432.045. Oral agreements or commitments to loan money, extend credit or to forebear from enforcing payment of a debt, including promises to extend or renew such debt, are not enforceable. To protect Saztec International, Inc. and to protect UMB Bank, n.a. from misunderstanding or disappointment, any agreements we reach concerning such matters are contained in this letter and the documents referred to herein, which are the complete and exclusive statements of the agreement between us, except as we may later agree in writing to modify it.

If you agree to the above terms and conditions, kindly acknowledge the same by signing in the space provided for that purpose below and return the original of this letter to the undersigned not later than January 31, 1996.

Sincerely,

UMB Bank, n.a.

UMB
By:
Ned C. Voth, Community Bank President

The undersigned hereby acknowledges and agrees to all the terms and conditions stated in the foregoing letter.

SAZTEC, INTERNATIONAL, INC.

By:
Gary Abernathy, President

Dated:

ADVANCED AUTOMATION ASSOCIATES, INC.

By:
Gary Abernathy, President

Dated:

UMB B02000 (R 9/89)

MASTER REVOLVING NOTE

$ 450,000.00**               and Interest
DECEMBER 31, 1995

PAYMENTS, DISBURSEMENTS AND INTEREST
FOR VALUE RECEIVED, the undersigned (the "undersigned means each maker and each endorser and, if more than one, each jointly and severally agrees to all the provisions hereunder) promise(s) to pay to the order of the UMB Bank,
n.a.    hereinafter called Bank"), at its main office,
on  JULY 1,1997 .the principal sum of                   FOUR HUNDRED FIFTY
THOUSAND DOLLARS AND NO/100 DOLLARS

or such other lesser amount as shall be noted on the Schedule of Disbursements and Payments of Principal included herein or attached hereto pursuant to the authority set forth herein, together with interest on the unpaid principal balance hereof from time to time outstanding from date(s) of disbursement(s)
until paid, at the rate of      4.00                        percent
per annum above the prime interest rate of Bank, adjusted      Daily      ,
with all accrued interest payable
Monthly                     . Interest hereunder shall be computed on the
basis of days elapsed and assuming a 360-day
year consisting of twelve 30-day months. Unless Bank, in its sole discretion, may from time to time otherwise direct, all payments shall be applied first to payment of accrued interest, and then to reduction of the principal sum due hereunder. This note shall bear interest after maturity, whether by reason of acceleration or otherwise, at a rate of interest equal to two percent (2%) in excess of the rate stated above until paid in full, and such interest shall be compounded annually if not paid annually. Any part of the outstanding principal balance hereof may be paid prior to maturity and if less than the full amount due hereunder is paid, the undersigned, or any of them, may from time to time until maturity receive, but the Bank has no commitment to make, further disbursements hereunder; provided, however, the aggregate amount of all principal amounts outstanding hereunder shall at no time exceed the face amount of this note; and provided further, that each and every disbursement made under this MASTER REVOLVING NOTE shall be at the
Bank's sole discretion. In the event the undersigned pays any part of the principal balance hereof prior to maturity or, in accordance with the terms hereof, receives any additional disbursements of principal hereunder, the principal amount due hereunder shall be the last amount stated to be the Unpaid Principal Balance of Note on the Schedule of Disbursements and Payments of Principal and the undersigned hereby authorize(s) any officer of the Bank to make notations on the Schedule of Disbursements and Payments of Principal from time to time to evidence payments and disbursements hereunder. The Bank is hereby directed by the undersigned to credit all future advances under this note to account number carried on the books of Bank in the name of Saztec International, Inc., Advanced Automation
Associates, Inc.                     and the undersigned agrees that the Bank
or holder hereof may make advances, at its discretion, upon oral or written instructions of any of the undersigned, or any other person(s) duly authorized by the undersigned.

COLLATERAL            ** See Attached Addendum
The term "Collateral" as used herein includes (but without limitation) all of the property listed below now owned and hereafter acquired, all proceeds and products thereof, and all accessions thereto together with (1) all accruals thereto and dividends, rights, payments, shares and property received in respect thereof, including those by way of corporate reorganization, liquidation, split or change in capital structure-all of which will be promptly delivered to the holder hereof duly endorsed, if endorsement is required, and in proper form for transfer, (2) all indebtedness, including (without limitation) any credit balance, due from or standing on deposit with, the holder which belongs to, is in the name of, or is subject to withdrawal by, any party liable hereon, whether now existing or hereafter arising or deposited, and (3) all personal property of or in the name of any person liable hereon, now or hereafter in the possession or control of the holder hereof for any purpose and in any capacity. The undersigned makers each represent that the proceeds of this note are to be used exclusively for business or agricultural purposes and are not for the personal, family or household purposes of any of them. If this note is secured by a mortgage or deed of trust, such mortgage or deed of trust dated N/A is governed by
Section 443.055 R.S. Mo., if such mortgage or deed of trust is recorded in the State of Missouri.

Description of Collateral:

All Accounts Receivable, Inventory, Machinery, Equipment, Furniture and Fixtures as described in Security Agreements dated April 7, 1992, September 25, 1992 and February 15, 1993. All stock certificates, bonds, receipts, confirmation and similar documents as described in Security Agreements dated September 25, 1992 and December 15, 1994. All commission receivables as described in Security Agreement dated October 8, 1993.


GRANT OF SECURITY INTEREST
The undersigned hereby grants to Bank a security interest in the Collateral for the payment of all amounts due under this note, and all renewals and extensions thereof, and for the payment of all other present and future obligations to the holder, direct or contingent, secured or unsecured, whether or not due, of any party liable hereon (all of which amounts and obligations are hereinafter referred to as "Secured Obligations"), and Bank may accordingly retain the Collateral or any part thereof as security after the payment of all amounts due under this note. The undersigned agree(s) to give to Bank upon Bank's request, from time to time, such other and further security as Bank, in its sole discretion, may deem necessary or appropriate, such additional security to become "Collateral" under the provisions hereof.

RIGHTS RESPECTING COLLATERAL
Before or after maturity, the holder may (1) transfer all or any part of the Collateral into the name of the holder hereof or its nominee, with or without disclosing that such Collateral is subject to the lien and security interest hereunder; (2) notify the parties obligated on any of the Collateral to make payment to the holder hereof of any amounts due or to become due thereunder;
(3) enforce collection of any of the Collateral by suit or otherwise and surrender, release or exchange all or any part thereof, or compromise, extend or renew for any period (whether or not longer than the original period) any indebtedness secured thereby; (4) take control of any proceeds of the Collateral; (5) endorse any Collateral in the name of any person liable hereon, whenever, in the opinion of the holder, such endorsement may facilitate the handling of, or realization upon, the Collateral, and an irrevocable power of attorney therefor is hereby granted to the holder hereof;
(6) in addition to its security interest therein, apply balances, credits, deposits, accounts, or monies of any person liable hereon held by the holder in any capacity, whether or not the same are due, applying them toward the payment of such of the Secured Obligations, and in such order of application, as the holder elects; (7) vote, use, transfer or repledge any or all of the Collateral; (8) exercise such additional rights, powers or remedies, if any, with respect to any security for or guaranty of any of the Secured Obligations as may be provided in any written instrument other than this note. No liability shall arise against the holder from any act, or the omission of any act, pertaining to the collection or failure to collect any Collateral securing this or any other obligation of any party liable hereon. The undersigned hereby agree(s) to take any and all steps necessary to preserve any rights in the Collateral against prior parties and the holder hereof shall not be bound to take any such steps. Notwithstanding any other provision herein, the undersigned shall not give, transfer, sell, encumber or otherwise dispose of any of the Collateral, or any interest therein, without Bank's advance written consent.

ACCELERATION AND EVENTS OF DEFAULT
Without limitation on the demand maturity of this note, the holder may, without demand or notice of any kind, declare this note and any other of the Secured Obligations immediately due and payable in full at any time that the holder deems itself insecure for any reason whatsoever in respect of any Secured Obligation. Upon the occurrence of any of the following events of default:
(1) failure of the undersigned to pay or perform any other obligation of any of the undersigned to the holder hereof; (2) the death or dissolution of, or termination of existence of, any of the undersigned; (3) the failure of any of the undersigned to pay debts as they mature; (4) appointment of a receiver of or for any part of the property of any of the undersigned, an assignment for the benefit of creditors by any of the undersigned; or the commencement of any proceedings under bankruptcy or insolvency laws by or against any of the undersigned, then this note and all other obligations of each of the undersigned to the holder hereof shall immediately become due and payable in full without notice or demand.

MISSOURI LAW
The interpretation of this instrument and the rights and remedies of the parties hereto shall be governed by the laws of the State of Missouri.

COLLECTION EXPENSES
To the extent permitted by applicable law, the undersigned agrees to pay all expenses of the holder in collecting this note and enforcing rights respecting and realizing upon any of the Collateral, including reasonable attorneys' fees.



DEMAND, NOTICE, ENDORSERS, GUARANTORS AND SURETIES
Demand for payment, notice of nonpayment, protest, dishonor, diligence and such are hereby waived by all parties liable hereon. All endorsers, guarantors and sureties, by endorsing or guaranteeing this note (1) agree to all of the terms and conditions herein contained, and (2) without limitation of the foregoing, and without affecting their liabilities hereunder, agree and consent to all renewals, extensions, and modifications hereof including (a) the impairment, substitution, exchange or release at any time or times of all or any part of any property securing payment of this note and all other obligations of each of the undersigned to the holder hereof, without notice; (b) the release of, or impairment of right of recourse against, any other endorser, guarantor or surety, without notice; and (c) the substitution of renewal or extension notes for this note, without notice or demand.

NO WAIVERS
Any failure by the holder hereof to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any other time and from time to time thereafter.

HEADINGS
All headings or titles appearing in this note are used as a matter of convenience only and shall not affect the interpretation of the provisions hereof.

Mailing Address:
6700 Corporate Drive
Kansas City, MO 64120

Customer ID: 3904321
New Loan:

Saztec International, Inc.
By:

ADVANCED AUTOMATION ASSOCIATES, INC.
By:
Title:



ADDENDUM

It is hereby agreed by UMB Bank, n.a. and Saztec International, Inc. and Advanced Automation Associates, Inc. that the dollar availability of this Master Note shall decrease Ten Thousand Dollars on the first business day of each month beginning February 1, 1996, until maturity at July 1, 1997.

UMB BANK, n.a.
By:

SAZTEC INTERNATIONAL, INC.
By:

ADVANCED AUTOMATION ASSOCIATES, INC.
By:




                                              SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   December 9, 1996


     SAZTEC INTERNATIONAL, INC.



     By:          /s/ Robert P. Dunne
                   Robert P. Dunne
                   Chairman of the Board and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 1996.

     Signature                          Capacity


     /s/ Robert P. Dunne            Chairman of the Board and Director
     Robert P. Dunne


     /s/ Gary N. Abernathy          President, Chief Executive
     Gary N. Abernathy              Officer and Director


     /s/ Thomas K. O'Loughlin       Vice President and Treasurer
     Thomas K. O'Loughlin


     /s/ Kent L. Meyer               Secretary
     Kent L. Meyer


     /s/ Tom W. Olofson          Director
     Tom W. Olofson


     /s/ Lee R. Petillon             Director
     Lee R. Petillon


     /s/ Pradeep Barthakur          Director
     Pradeep Barthakur