Form 10QSB
period 1996-09-30
SAZTEC INTERNATIONAL INC
filed 1996-12-31
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

The number of shares outstanding of registrant's Common Stock at Novermber 12, 1996, was 14,297,651 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996

                                    CONTENTS

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations --
            Three months ended September 30, 1996 and 1995                 3

         Consolidated Balance Sheets -- September 30, 1996 and
            June 30, 1996                                                  4

         Consolidated Statements of Cash Flows --
            Three months ended September 30, 1996 and 1995               5 - 6

         Notes to Consolidated Financial Statements -- September 30,
            1996 and 1995                                                  7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8 - 9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 10

Item 2. Changes in Securities                                             10

Item 3. Defaults Upon Senior Securities                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders               10

Item 5. Other Information                                                 10

Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                11

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                        1996                  1995
                                                                        ----                  ----
   REVENUES                                                       $2,375,142            $2,359,115

   Cost of services                                                1,835,518             1,868,369
                                                          --------------------  -------------------

   GROSS PROFIT                                                      539,624               490,746

   Selling, general & administrative expense                         511,444               916,907
                                                          --------------------  -------------------

   PROFIT (LOSS) FROM OPERATIONS                                      28,180             (426,161)

   Gain on sale of division                                                                231,154
   Interest expense                                                 (24,270)              (38,987)
                                                          --------------------  -------------------

   PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES                     3,910             (233,994)

   Provision for income taxes                                           ----                  ----
                                                          --------------------  -------------------

   NET PROFIT (LOSS)                                                  $3,910           $ (233,994)
                                                          ====================  ===================

   INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Net income (loss) applicable to common stockholders                $.0003                $(.02)
                                                          ====================  ===================

   Weighted average number of shares                              13,567,216            12,533,851
                                                          ====================  ===================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                     ASSETS

                                                                                 SEPTEMBER 30,              JUNE 30,
                                                                                          1996                  1996
                                                                                          ----                  ----
                                                                                   (Unaudited)
   CURRENT ASSETS
   Cash and cash equivalents                                                          $325,197             $ 222,023
   Restricted cash                                                                      84,986                60,869
   Accounts receivable, less allowance for doubtful accounts                         1,778,557             1,973,192
   Costs and estimated earnings in excess of billings                                    3,627                21,490
   Work in process                                                                     615,064               570,651
   Prepaid expenses and other current assets                                           173,721               476,664
                                                                             --------------------    ------------------
   TOTAL CURRENT ASSETS                                                              2,981,152             3,324,889

   PROPERTY AND EQUIPMENT, NET                                                         518,978               598,415

   OTHER ASSETS
   Goodwill and other intangible assets, less accumulated amortization                 170,850               173,931
   Deposits and other assets                                                           108,378               122,070
                                                                             --------------------    ------------------

   TOTAL ASSETS                                                                     $3,779,358            $4,219,305
                                                                             ====================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 SEPTEMBER 30,              JUNE 30,
                                                                                          1996                  1996
                                                                                          ----                  ----
                                                                                   (Unaudited)
  CURRENT LIABILITIES
  Notes payable                                                                      $336,848              $389,703
  Current portion of long-term debt and capital lease obligations                     203,777               199,650
  Common stock subject to repurchase                                                   58,110                54,000
  Income taxes payable                                                                 33,050                54,320
  Accounts payable                                                                    810,958               885,692
  Accrued liabilities                                                                 337,659               544,318
  Customer deposits                                                                   693,060               744,278
                                                                            ---------------------   --------------------
  TOTAL CURRENT LIABILITIES                                                         2,473,462             2,871,961

  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                        201,832               241,257
  ACCRUED EXPENSES, NON-CURRENT                                                        43,876                34,385
  COMMON STOCK SUBJECT TO REPURCHASE                                                   37,000                46,000

  STOCKHOLDERS' EQUITY
  Common stock-no par value; 20,000,000 shares authorized;
        14,297,651 shares issued at September 30, 1996, and
        13,097,651 shares issued at June 30, 1996                                  11,570,811            11,270,811
  Common stock subscribed                                                                                   300,000
  Contributed capital                                                                  14,498                14,498
  Accumulated deficit                                                             (10,412,720)          (10,416,633)
  Cumulative translation adjustment                                                  (149,401)             (142,974)
                                                                            ---------------------   --------------------

  TOTAL STOCKHOLDERS' EQUITY                                                        1,023,188             1,025,702
                                                                            ---------------------   --------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $3,779,358            $4,219,305
                                                                            =====================   ====================

                             See accompanying notes.
                                       4

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                            1996                 1995
                                                                            ----                 ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $3,910           $(233,994)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                          102,249             183,971
      Provision for bad debts                                                 (4,674)              4,732
      Gain on sale of assets                                                                     (25,439)
      Gain on sale of assets of divisions sold                                                  (231,154)
      Reversal of excess income tax accrual                                  (21,666)
      Other                                                                   (6,763)                928
   Changes in assets and liabilities:
      Accounts receivable                                                    176,117             498,489
      Work in process                                                          9,276            (51,562)
      Prepaid expenses and other current assets                               14,345               7,434
      Deposits and other assets                                                                    1,572
      Accounts payable                                                       (78,871)            204,884
      Accrued liabilities                                                   (194,735)           (598,196)
      Customer deposits and non-current accrued expenses                     (57,316)             32,527
                                                                     -----------------   -----------------
   NET CASH USED IN OPERATING ACTIVITIES                                     (58,128)           (205,808)
                                                                     -----------------   -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                     (8,232)            (29,718)
      Proceeds from the sale of property and equipment                                            17,169
      Payments received on notes receivable                                    4,514               4,127
      (Increase) decrease in restricted cash                                 (24,118)              5,037
                                                                     -----------------   -----------------
   NET CASH USED IN INVESTING ACTIVITIES                                     (27,836)             (3,385)
                                                                     -----------------   -----------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on debt and capital lease
           obligations                                                      (49,709)             (41,182)
      Borrowings on notes payable                                           986,879            1,023,533
      Payments on notes payable                                          (1,039,733)          (1,032,987)
      Net proceeds from issuance of common stock                            300,000
                                                                     ----------------    -----------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      197,437              (50,636)
                                                                     ----------------    -----------------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (8,299)                (374)
                                                                     ----------------    -----------------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     103,174             (260,203)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         222,023              644,101
                                                                     ----------------    -----------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $325,197             $383,898
                                                                     ================    =================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                                           1996               1995
                                                                                           ----               ----
   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Purchase of property and equipment through issuance of notes payable and
        capital lease obligations                                                         $8,910            $83,631
                                                                                     ==============    ===============
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
        Interest                                                                         $24,212            $38,987
                                                                                     ==============   ================


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

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

NOTE 2.  COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exerciseable at 10,000 shares ($20,000) per quarter through April, 1996. During the quarter ended September 30, 1995 10,000 shares of common stock at $20,000 were repurchased by the Company in each quarter pursuant to the terms of the put option. Of the stock repurchased through April, 1996 $95,110 remained payable to the selling shareholders at September 30, 1996.

NOTE 3.  SALE OF DIVISIONS

In June 1995, management agreed to sell the assets of the Knightswade Microfilm Division, based in Winchester, England and in August 1995, the Marketing Fulfillment Division based in Billerica, Massachusetts. The sales of both divisions were completed on September 1, 1995. Operating results for both divisions for the three months ended September 30, 1995 were as follows:

                                           3 MONTHS SEPTEMBER 30,
                                                     1995
                                           ----------------------
  Revenue                                         $ 312,965
  Gross profit (loss)                               (13,102)
  Operating profit (loss)                         $ (45,173)
  Gain on sale of division                        $ 231,154

Gain on sale of division includes gains and losses on sales of assets, severance costs, and related closedown costs. A loss provision of $145,000 for the sale of the Knightswade Microfilm Division was recognized in the quarter ended June 30, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1996 increased to $2,375,142 from $2,359,114 for the quarter ended September 30, 1995. Excluding the revenue of the divisions sold during September, 1995 (see Note 3), revenue for the three months ended increased $328,993, or 16%.

U.S. revenue for the quarter ended September 30, 1996, excluding the division sold, showed an improvement over the same period in the prior year, increasing $117,770 to $1,044,706 from $926,935. European revenue, excluding the division sold, held steady, showing an increase of $211,221 over the three month period in the prior year, to $1,330,436. The sales mix in the United States and Europe was relatively unchanged from the prior year period. Revenue from foreign sources comprised 56% of consolidated revenues, net of divisions sold, for the first three months of the current year as compared with 54.7% in the prior year. Management expects revenue in both Europe and the United States to improve in the second quarter of the current fiscal year.

Gross margin of 22.7% of sales was achieved at $539,624 of gross profit for the three months ended September 30, 1996 compared to gross margin of 20.8% for the quarter ended September 30, 1995. Net of the sale of the Fulfillment Services division, gross margin declined from 24.6% at $503,848 of gross profit for the same quarter of the prior year due to several projects producing lower than expected gross profit.

As a dollar amount, selling and administrative (S&A) expenses for the quarter ended September 30, 1996 decreased $405,463 to $511,444 from $916,907 for the same period in the prior year. S&A expense as a percentage of sales net of one-time charges associated with the sale of divisions decreased to 21.5% from 38.9% in the prior year.

Selling expenses per quarter leveled off during the third quarter of the year ended June 30, 1996. Selling expenses for the last three quarters ended September 30, June 30, and March 31, 1996 were $211,737, $229,142 and $218,702, respectively. Selling expense for the quarter ended September 30, 1996 decreased $146,079 from the same period in the prior year.

Administrative expense of $299,707 for the quarter ended September 30, 1996 declined $259,384 from expense of $599,091 for the first quarter of the prior year. Administrative expense for the quarters ended June 30 and March 31, 1996 were $275,764, and $472,490, respectively.

Included in administrative expense for the quarter ended September 30, 1996 is other income from the reversal of excess estimated income tax payable of $21,666 which was accrued at June 30, 1996. Other income for the prior year period of $52,199 consists mainly of gain on the disposition of assets in the ordinary course of business of $25,439, with the balance being favorable adjustments to prior-period accruals for relocation costs from Dayton, Ohio and Kansas City, Missouri to Billerica, Massachusetts, and estimated legal fees.

Income from operations of $28,180 for the quarter increased $454,341 compared to a loss from operations of $426,161 for the first quarter of the prior year. These more favorable results are due to the reductions in operating expenses noted above, which were planned to restore the Company to profitability.

Net loss for the three months ended September 30, 1995, includes the benefit of a $231,154 gain on the sale of the Marketing Fulfillment division . The division was sold as it was not in line with the Company's mission to service customer needs for electronic data conversion.

Cash flow from operating activities continued to be applied to pay down current trade payables, accrued liabilities and notes, assisted by the proceeds from the sale of common stock. Cash generated from operations adjusted for non-cash amounts and excluding changes in asset and liability accounts for the current period of $73,056 is improved from the first quarter of the prior year shortfall of $(301,884).

CAPITAL RESOURCES AND LIQUIDITY

The Company's revolving credit agreement is secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings were 80% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level that declined in steps from $650,000 on August 15, 1995, to $450,000 on November 30, 1995. The credit line was payable in full on December 31, 1995 and was renewed January 1996. Maximum borrowings under the new agreement decline $10,000 per month beginning February 1, 1996 from $450,000. Unpaid principal amounts are due July 1, 1997. Available borrowing is unchanged from the above matured note. The new agreement contains covenants which require a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was in compliance with all covenants contained in the new agreement at September 30, 1996. Outstanding borrowings on September 30, 1996 and 1995 were $336,848 and $597,843, respectively.

The Company's unrestricted cash balance of $325,197 on September 30, 1996 has increased by $103,174 over the $222,023 balance from June 30, 1996. Working capital increased $54,762 to $507,690 at September 30, 1996 compared to $452,928 at June 30, 1996. The improvement in working capital is due to the results of operations, which is net of $102,249 of depreciation and amortization and the reversal of $21,666 of estimated income tax payable which was accrued at June 30, 1996.

                           SAZTEC INTERNATIONAL, INC.
                         SEPTEMBER 30, 1996 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB:

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT                              PAGE
-------               ----------------------                              ----
  27                  Financial Data Schedule                              13

(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:   November 12, 1996

       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)

                                            By:    /s/ THOMAS K. O'LOUGHLIN
                                                   --------------------------
                                                   Thomas K. O'Loughlin
                                                   Treasurer