Form 10QSB
period 1996-12-31
SAZTEC INTERNATIONAL INC
filed 1997-02-13
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



The number of shares outstanding of registrant's Common Stock at January 21, 1997, was 14,297,651 shares.


                           SAZTEC INTERNATIONAL, INC.

                                  FORM 10-QSB/A

                                     FOR THE
                         QUARTER ENDED DECEMBER 31, 1996




                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations --
            Three months ended December 31, 1996 and 1995                                              3

         Consolidated Statements of Operations --                                                      4
            Six months ended December 31, 1996 and 1995

         Consolidated Balance Sheets -- December 31, 1996 and June 30, 1996                            5

         Consolidated Statements of Cash Flows --                                                    6 - 7
            Six months ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements -- December 31, 1996                               8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                        9 - 10


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                             11

Item 2.  Changes in Securities                                                                        11

Item 3.  Defaults Upon Senior Securities                                                        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                                     Not Applicable

Item 5.  Other Information                                                                            11

Item 6. Exhibits and Reports on Form 8-K                                                              11

Signatures                                                                                            12


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                                                                        1996                  1995
                                                                        ----                  ----

   Revenues                                                       $2,641,965           $ 2,997,179

   Cost of services                                                2,084,648             2,070,807
                                                          --------------------  -------------------

   Gross Profit                                                      557,317               926,372

   Selling, general & administrative expense                         609,079               866,833
                                                          --------------------  -------------------

   Profit (Loss) From Operations                                     (51,762)               59,539

   Interest expense                                                  (22,658)             (36,560)
                                                          --------------------  -------------------

   Profit (Loss) Before Provision For Income Taxes                   (74,420)               22,979

   Provision for income taxes                                                                9,094
                                                          --------------------  -------------------

   Net Profit (Loss)                                                $(74,420)             $ 13,885
                                                          ====================  ===================

   Income (Loss) Per Share Of Common Stock:
   Net income (loss) applicable to common stockholders
                                                                      $(.005)                $.001
                                                          ====================  ===================

   Weighted average number of shares                              14,297,651            12,522,321
                                                          ====================  ===================


                             See accompanying notes.



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)


                                                                        1996                  1995
                                                                        ----                  ----

   Revenues                                                       $5,017,108           $ 5,356,294

   Cost of services                                                3,920,166             3,939,176
                                                          --------------------  -------------------

   Gross Profit                                                    1,096,942             1,417,118

   Selling, general & administrative expense                       1,120,524             1,783,740
                                                          --------------------  -------------------

   Loss From Operations                                              (23,582)             (366,622)

   Interest expense                                                  (46,928)              (75,547)

   Gain on sale of division (Note 3)                                                       231,154
                                                          --------------------  -------------------


   Loss Before Provision For Income Taxes                            (70,510)             (211,015)

   Provision for income taxes                                                                9,094
                                                          --------------------  -------------------

   Net Loss                                                         $(70,510)           $ (220,109)
                                                          ====================  ===================

   Loss Per Share Of Common Stock:

   Net loss applicable to common stockholders                         $.(005)                $.(02)
                                                          ====================  ===================

   Weighted average number of shares                               13,925,912            12,527,321
                                                          ====================  ===================


                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND JUNE 30, 1996

                                                    ASSETS
                                                                                 DEC. 31,                JUNE 30,
                                                                                     1996                    1996
                                                                                     ----                    ----
                                                                               (Unaudited)
   Current Assets
   Cash and cash equivalents                                                      $182,794                $222,023
   Restricted cash                                                                  61,054                  60,869
   Accounts receivable, less allowance for doubtful accounts of $45,450
         at December 31 and $47,755 at June 30, 1996                             1,919,513               1,973,192
   Costs and estimated earnings in excess of billings                                                       21,490
   Work in process                                                                 455,776                 570,651
   Prepaid expenses and other current assets                                       139,862                 176,664
   Note receivable for stock subscribed                                                                    300,000
                                                                          -----------------      ------------------
   Total Current Assets                                                          2,758,999               3,324,889

   Property And Equipment, Net                                                     452,095                 598,415
   Other Assets
   Goodwill and other intangible assets, less accumulated amortization
         of $57,542 at December 31 and $51,482 at June 30, 1996                    167,820                 173,931
   Deposits and other assets                                                       103,771                 122,070
                                                                          -----------------      ------------------
   Total Assets                                                                 $3,482,685              $4,219,305
                                                                          =================      ==================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
  Notes payable                                                                  $279,994                $389,703
  Current portion long-term debt and capital lease obligations                    201,181                 199,650
  Common stock subject to repurchase                                               67,110                  54,000
  Income taxes payable                                                             36,164                  54,320
  Accounts payable                                                                729,295                 885,692
  Accrued liabilities                                                             398,417                 544,318
  Customer deposits                                                               524,295                 744,278
                                                                            ---------------    --------------------
  Total current liabilities                                                     2,236,456               2,871,961

  Long-term Debt And Capital Lease Obligations, Less Current Portion              166,551                 241,257
  Common Stock Subject To Repurchase                                               28,000                  46,000
  Accrued Expense                                                                  44,749                  34,385

  Stockholders' Equity
  Preferred stock-no par value;  1,000,000 shares authorized; no shares issued
  Commonstock-no par value; 20,000,000 shares authorized; 14,297,651 shares issued at December 31, 1996, and 13,097,651 shares
        issued at June 30, 1996                                                11,570,811              11,270,811
  Common stock subscribed                                                                                 300,000
  Contributed capital                                                              14,498                  14,498
  Accumulated deficit                                                         (10,487,138)            (10,416,633)
  Cumulative translation adjustment                                               (91,242)               (142,974)
                                                                            ---------------    --------------------
  Total stockholders' equity                                                    1,006,929               1,025,702
                                                                            ===============    ====================
  Total Liabilities And Stockholders' Equity                                   $3,482,685              $4,219,305
                                                                            ===============    ====================

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                                                                       1996                  1995
                                                                       ----                  ----
   Cash Flows From Operating Activities
   Net loss                                                        $(70,514)            $(220,109)
   Adjustments to reconcile net loss to net cash (used
          in) provided by operating activities:
      Depreciation and amortization                                 198,061               313,965
      Provision for bad debts                                        (4,674)                9,389
      Gain on sale of assets                                                              (25,238)
      Gain on sale of assets of divisions sold                                           (231,154)
       Write-off of work in process related to                                            139,839
          litigation
       Reversal of excess income tax accrual                        (21,666)
      Other                                                          (8,308)                  928
   Changes in assets and liabilities:
      Accounts receivable                                           127,859              (341,295)
      Work in process                                               213,721              (100,391)
      Prepaid expenses and other current assets                      54,498                19,523
      Deposits and other assets                                                             1,996
      Accounts payable                                             (210,499)              611,600
      Accrued liabilities                                          (153,171)             (624,132)
      Customer deposits and non-current accrued expenses
                                                                   (276,332)              347,541
      Income taxes payable                                                                (24,553)
                                                          -------------------  --------------------
   Net Cash Used In Operating Activities                           (151,025)             (122,091)
                                                          -------------------  --------------------

   Cash Flows From Investing Activities:
      Additions to property and equipment                            (9,320)              (35,204)
      Proceeds from the sale of property and equipment                                     53,210
      Payments received on notes receivable                           9,130                 8,347
      Decrease in restricted cash                                      (185)              (20,240)
                                                          -------------------  --------------------
   Net Cash (Used In) Provided By Investing Activities                 (375)                6,113
                                                          -------------------  --------------------

   Cash Flows From Financing Activities:
      Principal payments on debt and capital lease
        obligations                                                (97,116)               (86,848)
      Borrowings on notes payable                                 1,885,842             1,645,500
      Payments on notes payable                                 (1,995,551)            (1,841,704)
   Payments on common stock repurchase obligation
      Proceeds from issuance of common stock, net of
        issuance costs                                              300,000
                                                          -------------------  --------------------
   Net Cash Provided By (Used In) Financing Activities
                                                                     93,175              (283,052)
                                                          -------------------  --------------------
   Effect Of Exchange Rate Changes On Cash                           18,996               (41,491)
                                                          -------------------
                                                                               --------------------

   Net (Decrease) In Cash                                          (39,229)              (440,521)

   Cash And Equivalents At Beginning Of Period                      222,023               644,101
                                                          -------------------  --------------------
   Cash And Equivalents At End Of Period                           $182,794              $203,580
                                                          ===================  ====================

                             See accompanying notes.



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                                                                           1996                    1995
                                                                           ----                    ----
   Supplemental Schedule Of Non-cash Investing And
        Financing Activities:

   Note payable issued in exchange for trade payables                                          $139,317
                                                                                     ====================

   Supplemental Disclosures Of Cash Flow Information:
      Cash paid during the period for:
        Interest                                                        $42,866                 $90,580
                                                             ====================    ====================
        Income taxes                                                                            $38,758
                                                                                     ====================


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



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

NOTE 2.  COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exercisable at 10,000 shares ($20,000) per quarter through April, 1996. During the quarters ended September 30 and December 31, 1995, 10,000 shares of common stock at $20,000 were repurchased by the Company in each quarter pursuant to the terms of the put option. Of the stock repurchased during the periods and in prior periods, $95,110 and $80,000 remained payable to the selling shareholders at December 31, 1996 and 1995, respectively.

NOTE 3.  SALE OF DIVISION

In June 1995, management agreed to sell the assets of the Knightswade Microfilm Division, based in Winchester, England and in August, 1995, the Marketing Fulfillment Division based in Billerica, Massachusetts. The sales of the divisions were completed on September 1, 1995. The operating results for the six months ended December 31, 1995 were as follows:

                                   6 MONTHS 1995
  Revenue                             $312,965
  Gross profit (loss)                 (13,102)
  Operating loss                     $(45,173)
  Gain on sale of division            231,154

The gain on sale of the Marketing Fulfillment Division includes gains and losses on sales of assets, severance costs, and related closedown costs. A loss provision of $145,000 for the sale of the Knightswade Microfilm Division was recognized in the quarter ended June 30, 1995.

NOTE 4.  LITIGATION

On December 14, 1995, an order was entered granting the Summary Judgment motion of Digital Equipment Corporation ("DEC") in the case in which the Company had sued DEC in connection with a contract that had been terminated by DEC in 1993. The decision effectively terminated the Company's claim against DEC. While the Company believes that its case was meritorious, it determined during the period for appeal, that it would be an imprudent use of the Company's resources to pursue an appeal. The loss of the claim resulted in the Company's writing off of the $139,839 work in process reserve maintained in connection with the contract.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the six months ended December 31, 1996, declined to $5,017,108 from $5,356,294 from the six months ended December 31, 1995, a decrease of $355,214 or (6.6%). Excluding the revenue of divisions sold (see Note 3), revenue declined $26,221 for the six month period. Revenue for the quarter ended December 31, 1996, at $2,641,965 was down $355,214 from the $2,997,179 earned for the quarter ended December 31, 1995, due in large part to longer than expected project setup times and late vendor deliveries on European commercial projects.

U.S. revenue for the six months ended December 31, 1996 of $2,075,284, excluding the divisions sold, declined $103,571 compared with the six month period in the prior year of $2,178,855. U.S. revenue for the second quarter of the current year was $221,344 less than the $1,251,921 for the quarter ended December 31, 1995. European revenue, excluding divisions sold, although $133,871 less for the quarter ended December 31, 1996 than the prior year quarter ended, increased $78,802 for the six month period to $2,941,824 over the prior year six-month figure of $2,863,022. European library retrospective conversion projects made up a 10% larger share of European revenue in the first two quarters of the current year than the prior year six months. Management expects revenue in both Europe and the United States to be higher than earned in the first half of the year.

Gross profit for the six months ended December 31, 1996 decreased $320,176 from the prior year period to 21.8% of sales, from 28.5% of sales for the prior year. Gross margin for the six months ended December 31, 1994 was 22%. The decline in margins is due to lower revenues, higher subcontracting costs, and competitive pressure on project pricing.

Selling, and administrative expenses (S&A) for the six month period decreased $663,216 to $1,120,524 (22.3% of sales) from $1,783,740 (33.3% of sales) for the same period in the prior year. Net of the adjustment to work in process of $139,839 in December, 1995, the decrease was $523,377, to 30.7% of sales for the prior year period. For the quarter ended December 31, 1996 S&A decreased to $609,079 (23% of sales) from $726,994 (24.2% of sales) in the prior year quarter, net of the adjustment to work in process.

Selling expense declined to $452,378 (9% of sales) for the current year six month period as compared to the prior year period expense of $608,435. Net of divisions sold in the prior year, year to date selling expense decreased $134,468 from the prior year's 11.6% of sales. Selling expense for the quarter ended December 31, 1996 of $240,641 is $9,978 lower than the prior year second quarter of $250,619, but is $28,904 higher than for the current year first quarter of $211,737. Management expects further increases in selling expense over the next two quarters.

Administrative expense, net of other income of $21,666 for reversal of excess income tax accrued, declined in the first two quarters of the current year as compared to the period in the prior year, net of $52,199 of other income and adjustment for work in process, from $1,087,655 to $689,812 (21.6% to 13.3% of sales, net of divisions sold in the prior year). Other income for the prior year six month period consisted mainly of amounts reported for the quarter ended September 30, 1995, of gain on the disposition of assets in the ordinary course of business of $25,439 and the balance primarily favorable adjustments to prior-period accruals for relocation costs from Dayton, Ohio and Kansas City, Missouri to Billerica, Massachusetts, and estimated legal fees.

Loss from operations year to date decreased to $23,582 from $181,610 for the prior year six months, excluding the operating loss from the divisions sold and the adjustment to work in process in the prior year.

Net loss for the six months ended December 31, 1996, was $70,510, a decrease of $240,914 from the prior year figure of $311,424, which is net of the benefit of a $231,154 gain on the sale of divisions reported in the quarter ended September 30, 1995, as well as a charge of $139,839 against work in process related to litigation. Net loss for the quarter ended December 31, 1996 was $74,420.

Although cash flow used in operating activities increased as a result of collections on accounts receivable and a decrease in work in process, this was more than offset by the application of customer deposits and payments on accounts payable and other liabilities. Cash position was further hampered by cash used in financing activities to meet required payments on equipment notes payable and to reduce the amount outstanding on the line of credit, notwithstanding the capital infusion in the first quarter from collection on notes receivable related to the private stock placement.


CAPITAL RESOURCES AND LIQUIDITY

The Company has a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings are 80% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level that declines $10,000 per month from $450,000 at January 1, 1996 until maturity on July 1, 1997. Aggregate borrowings were $279,994 on December 31, 1996. On December 31, 1995, the Company had borrowed $453,887 under the credit line that matured on that date.

The credit agreement contained various restrictive covenants that required, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred through December 31, 1995, the Company was not in compliance with that level and was technically in default of the agreement. However, the lender continued to extend borrowings to the Company under the credit agreement. The new agreement contains covenants which require a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was in compliance with the covenants at December 31, 1996.

The Company's unrestricted cash balance was $182,794 at December 31, 1996, $222,023 at June 30, 1996 and $203,580 on December 31, 1995. Working capital has improved by $69,615 from June 30, 1996 to December 31, 1996, from $452,928 to $522,543. The improvement in working capital may be credited to cash generated from the net loss of $70,514 adjusted for non-cash items, which yielded cash of $92,899 before changes in other current accounts. Working capital is improved $14,853 from the September 30, 1996 figure of $507,690.

                           SAZTEC INTERNATIONAL, INC.
                         DECEMBER 31, 1996 FORM 10-QSB/A

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(A) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB/A:


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT             PAGE
------                              ----------------------             ----
27                                  Financial Data Schedule            13

(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  February 10, 1997


       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)



                                             By:    /s/ Thomas K. O'Loughlin
                                                   ----------------------------
                                                   Thomas K. O'Loughlin
                                                   Treasurer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

27        Financial Data Schedule