Form 10QSB
period 1997-03-31
SAZTEC INTERNATIONAL INC
filed 1997-05-08
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of registrant's Common Stock at May 2, 1997, was 14,297,651 shares.


                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997

                                    CONTENTS

                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations --
            Three months ended March 31, 1997 and 1996                                                 3

         Consolidated Statements of Operations --                                                      4
            Nine months ended March 31, 1997 and 1996

         Consolidated Balance Sheets -- March 31, 1997 and June 30, 1996                               5

         Consolidated Statements of Cash Flows --                                                    6 - 7
            Nine months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements -- March 31, 1997 and 1996                       8 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                       10 - 11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                             12

Item 2. Changes in Securities                                                                         12

Item 3. Defaults Upon Senior Securities                                                         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                                           12

Item 5. Other Information                                                                             12

Item 6. Exhibits and Reports on Form 8-K                                                              12

Signatures                                                                                            13


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                        1997                  1996
                                                                        ----                  ----
   REVENUES                                                        $2,374,030           $2,685,100

   Cost of services                                                 1,963,917            1,852,622
                                                          --------------------  -------------------

   GROSS PROFIT                                                       410,113              832,478

   Selling and administrative expense                                 498,362              691,192
                                                          --------------------  -------------------

   PROFIT (LOSS) FROM OPERATIONS                                      (88,249)             141,286

   Interest expense                                                   (16,091)             (25,628)
                                                          --------------------  -------------------

   PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES                   (104,340)             115,658

   Benefit for income taxes                                           (16,894)                 (84)
                                                          --------------------  -------------------

   NET PROFIT (LOSS)                                                 $(87,446)            $115,742
                                                          ====================  ===================

   INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Net income (loss) applicable to common stockholders

                                                                        $(.01)                $.01
                                                          ====================  ===================

   Weighted average number of shares                               14,297,651           12,652,319
                                                          ====================  ===================

                             See accompanying notes.



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                        1997                  1996
                                                                        ----                  ----
   REVENUES                                                       $7,391,138           $ 8,041,397

   Cost of services                                                5,884,083             5,791,798
                                                          --------------------  -------------------
   GROSS PROFIT                                                    1,507,055             2,249,599

   Selling and administrative expense                              1,640,552             2,474,932
                                                          --------------------  -------------------

   LOSS FROM OPERATIONS                                             (133,497)             (225,333)

   Gain on disposal of division                                                            231,154

   Interest expense                                                  (63,019)             (101,176)
                                                          --------------------  -------------------

   LOSS BEFORE PROVISION FOR INCOME TAXES                           (196,516)              (95,355)

   (Benefit) provision for income taxes                              (38,560)                9,010
                                                          --------------------  -------------------

   NET LOSS                                                        $(157,956)            $(104,365)
                                                          ====================  ===================

   LOSS PER SHARE OF COMMON STOCK:

   Net loss applicable to common stockholders                          $(.01)                $(.01)
                                                          ====================  ===================

   Weighted average number of shares                              14,048,016            12,523,070
                                                          ====================  ===================

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 AND JUNE 30, 1996

                                                    ASSETS

                                                                                  MARCH 31, 1997         JUNE 30, 1996
                                                                                  --------------         -------------
   CURRENT ASSETS                                                                    (Unaudited)
   Cash and cash equivalents                                                            $192,764              $222,023
   Restricted cash                                                                        68,302                60,869
   Accounts receivable, less allowance for doubtful accounts of $44,581
         and $47,755 at March 31, 1997 and June 30, 1996                               1,790,427             1,973,192
   Costs and estimated earnings in excess of billings                                                           21,490
   Work in process                                                                       330,409               570,651
   Prepaid expenses and other current assets                                             164,376               176,664
   Note receivable for stock subscribed (Note 2)                                                               300,000
                                                                             --------------------    ------------------
   TOTAL CURRENT ASSETS                                                                2,546,278             3,324,889

   PROPERTY AND EQUIPMENT, NET                                                           361,011               598,415
   OTHER ASSETS
   Goodwill and other intangible assets, less accumulated amortization
         of $60,572 and $51,482 at March 31, 1997 and June 30, 1996                      164,790               173,931
   Deposits and other assets                                                              92,495               122,070
                                                                             ---------------------   ------------------

   TOTAL ASSETS                                                                       $3,164,574            $4,219,305
                                                                             ====================    ==================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Notes payable                                                                        $231,921               $389,703
  Current portion of long-term debt and capital lease obligations                       180,732                199,650
  Common stock subject to repurchase (Note 2)                                            47,840                 54,000
  Income taxes payable                                                                   18,320                 54,320
  Accounts payable                                                                      587,444                885,692
  Accrued liabilities                                                                   518,341                544,318
  Customer deposits                                                                     489,936                744,278
                                                                            ---------------------   -------------------
  TOTAL CURRENT LIABILITIES                                                           2,074,534              2,871,961

  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                          148,717                241,257
  COMMON STOCK SUBJECT TO REPURCHASE (NOTE 2)                                             8,160                 46,000
  ACCRUED EXPENSES, NON-CURRENT                                                          39,718                 34,385

  STOCKHOLDERS' EQUITY
  Commonstock-no par value; 20,000,000 shares authorized;
        12,513,651 shares issued at March 31, 1997, and 12,543,851
        shares issued at June 30, 1996                                               11,570,811             11,270,811
  Common stock subscribed (Note 2)                                                                             300,000
  Contributed capital                                                                    14,498                 14,498
  Accumulated deficit                                                               (10,574,589)           (10,416,633)
  Cumulative translation adjustment                                                    (117,275)              (142,974)
                                                                            ---------------------   -------------------
  Total stockholders' equity                                                            893,445              1,025,702
                                                                            ---------------------   -------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $3,164,574             $4,219,305
                                                                            =====================   ===================

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                            1997                 1996
                                                                            ----                 ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(157,956)            $(104,365)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                         287,510               428,794
      Provision for bad debts                                                (4,448)               16,186
      Loss (gain) on sale of assets                                           2,333               (26,751)
      Gain on sale of assets of division sold (Note 3)                                           (231,154)
      Write-off of work in process related to litigation                                          139,839
      Other                                                                 (17,054)               13,299
   Changes in assets and liabilities:

      Accounts receivable                                                   298,003               (36,449)
      Work in process                                                       208,408              (370,665)
      Prepaid expenses and other current assets                              32,994               (22,914)
      Deposits and other assets                                                 975                 6,845
      Accounts payable                                                     (312,437)              425,689
      Accrued liabilities                                                   (26,775)             (565,087)
      Customer deposits and non-current accrued expenses                   (288,318)              265,663
      Income taxes payable                                                  (38,560)              (26,879)
                                                                     -----------------   -----------------
   NET CASH USED IN OPERATING ACTIVITIES                                    (15,325)              (87,949)
                                                                     -----------------   -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                   (18,239)              (49,917)
      Proceeds from the sale of property and equipment                                             74,905
      Payments received on notes receivable                                  14,113                12,663
      (Increase) decrease in restricted cash                                 (7,433)               (7,826)
                                                                     -----------------   -----------------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (11,559)               29,825
                                                                     -----------------   -----------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on debt and capital lease
           obligations                                                     (156,359)             (146,709)
      Borrowings on notes payable                                         2,675,154             2,621,001
      Payments on notes payable                                          (2,832,936)           (2,879,478)
      Net proceeds from issuance of common stock                            300,000
                                                                     ----------------    -----------------
   NET CASH USED IN FINANCING ACTIVITIES                                    (14,141)             (405,186)
                                                                     ----------------    -----------------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   11,766               (40,505)
                                                                     ----------------    -----------------

   NET DECREASE IN CASH                                                     (29,259)             (503,815)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         222,023               644,101
                                                                     ----------------    -----------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $192,764              $140,286
                                                                     ================    =================


                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                           1997               1996
                                                                                           ----               ----
   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Purchase of property and equipment through issuance of notes payable and
        capital lease obligations                                                          $8,910
                                                                                     ==============

   Partial settlement of Common Stock Repurchase obligation                               $14,110
                                                                                     ==============
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:

        Interest                                                                          $60,019          $112,160
                                                                                     ==============   ================

           Income taxes                                                                                    $38,758
                                                                                                      ================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996

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

Certain reclassifications have been made to the fiscal 1996 financial statements to conform with the current year's presentation.

NOTE 2.  COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option is exercisable at 10,000 shares ($20,000) per quarter through April, 1996. During the quarters ended September 30 and December 31, 1995 10,000 shares of common stock at $20,000 were repurchased by the Company in each quarter pursuant to the terms of the put option. For the quarter ended March 31, 1996 5,100 shares at $10,200 were repurchased. Of the stock repurchased during the periods and in prior periods, $56,000 and $90,200 remained payable to the selling shareholders at March 31, 1997 and 1996, respectively. The figure at March 31, 1997 is reduced by a discount negotiated of $14,110.

A common stock subscription was received for 1,200,000 shares during the quarter ended June 30, 1996. Consideration was received in August and September, 1996.

NOTE 3.  SALE OF DIVISION

In June, 1995 management agreed to sell the assets of the Knightswade Microfilm Division, based in Winchester, England and in August 1995, the Marketing Fulfillment Division based in Billerica, Massachusetts. The sales were completed on September 1, 1995. Operating results for the divisions for the nine months ended March 31, 1996 were:

                               3 MONTHS ENDED
                               --------------
                             SEPTEMBER 30, 1995
                             -------------------
  Revenue                           $312,965
  Gross profit (loss)               $(13,102)
  Operating profit (loss)           $(45,173)
  Gain on sale of division          $231,154

Gain on sale of division includes gains and losses on sales of assets, severance costs, and related closedown costs. A loss of $145,000 for the sale of Knightswade was recognized in the quarter ended June 30, 1995.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996

NOTE 4.  LITIGATION

On December 14, 1995, an order was entered granting the Summary Judgment motion of Digital Equipment Corporation ("DEC") in the case in which the Company had sued DEC in connection with a contract that had been terminated by DEC in 1993. The decision effectively terminated the Company's claim against DEC. While the Company believes that its case was meritorious, it determined during the period for appeal, that it would be an imprudent use of the Company's resources to pursue an appeal. The loss of the claim resulted in the Company's writing off of the $139,839 work in process reserve maintained in connection with the contract in the nine months ended March 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the nine months ended March 31, 1997, declined to $7,391,138 from $8,041,397 for the nine months ended March 31, 1996, a decrease of $650,259 or (8.1%). Excluding the revenue of the divisions sold (see Note 3), revenue for the nine months ended March 31, 1997, was $337,294 below prior year amounts, a decrease of (4.4%). Revenue for the quarter ended March 31, 1997 was $311,073 (11.6%) short of the same quarter in the prior year.

U.S. revenue for the nine months ended March 31, 1997 was off $406,789 from the $3,525,204 figure for the same period in the prior year, excluding revenue from the division sold. European revenue, excluding the division sold, held steady, increasing $69,528 over the nine month period in the prior year, to $4,272,723. The sales mix in the United States and Europe was relatively unchanged from the prior year period. Foreign revenue comprises 58% of consolidated revenues, a slight increase from the prior year, due to the domestic decrease and foreign increase.

Gross margin for the quarter ended March 31, 1997 decreased 13.7%, from 31% to 17.3% of sales compared to the prior year quarter, net of divisions sold. This decline is due to increased training costs, domestic competitive pressure on pricing, and increased subcontract costs.

Selling and administrative expenses of $1,640,552 for the nine month period ended March 31, 1997 decreased $834,380 as compared to the same period in the prior year. The decrease is $746,740 net of the write-off of work in process in the prior year connected with the DEC litigation and other income, at 31.3%. Selling and administrative expenses for the current year quarter ended March 31 of $498,362 is $198,230 less than those for the same quarter in the prior year, a decrease of 27.9%.

Selling expense for the quarter ended March 31, 1997 increased to $243,117 from the $240,641 spent in the quarter ended December 31, 1996 and is $24,415 higher than the quarter ended March 31, 1996. Year to date selling expense of $695,495 is $131,642 less than the nine months of the prior year. Administrative expense, excluding the write-off in the prior year and other income, decreased $615,098 (39.4%) from the prior year period. $217,245 of the savings is attributable to the decrease from last year's third quarter to the current year third quarter.

S&A as a Percent of Revenue
QUARTER ENDED:           CURRENT YEAR            PRIOR YEAR
--------------           ------------            ----------
September 30             21.5%                   38.9%
December 31              23%                     28.9%
March 31                 21%                     24.2%

Other income for the prior year of $52,199 consists largely of gain on the disposition of assets in the ordinary course of business of $25,439 and favorable adjustments to prior-period accruals for estimated legal fees and relocation costs from Dayton, Ohio and Kansas City, Missouri to Billerica, Massachusetts.

Loss from operations of $(88,249) for the quarter ended March 31, 1997 is $229,535 less than the prior year quarterly income from operations of $141,286. Loss from operations for the nine month period, net of divisions sold and the write-off related to the DEC litigation, for the current year decreased to $(133,497) from the $(225,333) loss recognized in the prior year.

Net loss for the nine months ended March 31, 1997, of $(157,956) is $53,591 higher than the prior year figure of $(104,365). Adjusted for the benefit of the $231,154 gain on the sale of divisions reported in the quarter ended September 30, 1995, and a charge of $(139,839) against work in process related to litigation in the second quarter, the current year net loss to date is $37,724 less than the prior year.

Operations fell $15,325 short of contributing cash during the first nine months of the current year. This is an improvement of $72,624 over the prior year period, when operations consumed $87,949. The purchase of $18,239 of equipment more than offset the receipts on the note receivable, and combined with a small increase in restricted cash, resulted in a net decrease in cash from investing activities. Proceeds from the sale of common stock was effectively applied to payments on debt and capital lease obligations. These items combined to use $29,259, net, more cash than was received during the period, for all activities.

CAPITAL RESOURCES AND LIQUIDITY

The Company had a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings were 80% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level that declined in steps from $650,000 on August 15, 1995, to $450,000 on November 30, 1995. The credit line was payable in full on December 31, 1995. The credit agreement contained restrictive covenants that required, among other things, the maintenance of a minimum level of stockholders' equity. Due to the losses incurred through December 31, 1995, the Company was not in compliance with that level and was technically in default of the agreement. However, the lender continued to extend borrowings to the Company under the credit agreement.

The Company entered into a new revolving credit agreement with the lender to borrow $450,000 to replace the matured note at the lender's prime rate plus 4%. Maximum borrowings under the new agreement decline $10,000 per month beginning February 1, 1996. Unpaid principal amounts are due July 1, 1997. Available borrowing is unchanged from the above matured note. The new agreement contains covenants which require a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was in compliance with all covenants contained in the new agreement at March 31, 1997 and 1996. Outstanding borrowings at March 31, 1997 are $231,921 with $78,079 available.

The Company's unrestricted cash balance of $192,764 on March 31, 1997 has decreased by $29,259 compared to $222,023 on June 30, 1996. At March 31, 1997, the Company's working capital was $471,744, an increase of $18,816 over working capital at June 30, 1996, and an increase of $58,332 over the amount at March 31, 1996.

                           SAZTEC INTERNATIONAL, INC.
                           MARCH 31, 1997 FORM 10-QSB
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

Subsequent to December 31, 1995 the Company executed a new note to its prime lender to replace its revolving line of credit agreement. The new agreement does not change the rights of any holders of its securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held February 20, 1997. All directors were re-elected for one year. Tallard B.V. nominated two directors, Claus H. Stenbaek and Timothy E. Mahoney, to fill the two seats which were vacated by the prior representatives in June, 1995. Both nominees were elected. There was no solicitation in opposition to management nominees. The results of other actions at the meeting are as follows:

   1. Proposal to ratify appointment of Grant Thornton LLP as independent certifying accountants for the year ended June 30, 1997:

                              For:         7,332,656
                              Against:       237,000
                              Abstain:        10,420

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

The following Exhibit is filed by attachment to this Form 10-QSB:

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT
------                ----------------------
    27                Financial Data Schedule

(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:   May 2, 1997



       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)

                                              By:  /S/ THOMAS K. O'LOUGHLIN
                                                   ------------------------
                                                   Thomas K. O'Loughlin
                                                   Treasurer