Form 10KSB40
period 1997-06-30
SAZTEC INTERNATIONAL INC
filed 1997-11-21
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-15353

                          -----------------------------
                           SAZTEC INTERNATIONAL, INC.

                CALIFORNIA                              33-0178457
      -------------------------------             ---------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)             Identification Number)


                 43 MANNING ROAD, BILLERICA, MASSACHUSETTS 01821
                 -----------------------------------------------
                     (Address of Principal Executive Office)

                                 (508) 262-9600
                         -------------------------------
                         (Registrant's Telephone Number)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the fiscal year ended June 30, 1997 are $9,471,200.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on November 7, 1997 was approximately $1,935,981. As of November 7, 1997, there were 15,487,851 shares of Common Stock outstanding, or approximately 3,871,963 shares outstanding on a post-reverse split basis.

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

The Company was incorporated in California in 1976. The Company's executive offices are now located at 43 Manning Road, Billerica, Massachusetts 01821, and its telephone number is (508) 262-9600. The principal wholly-owned subsidiaries are Advanced Automation Associates, Inc., incorporated in Missouri and Saztec Europe, Ltd., registered in Scotland. Saztec Europe, Ltd. has a wholly owned subsidiary registered in Germany, Saztec Datenverarbeitung GmbH.

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

TEXT CONVERSIONS: Several services are available to assist customers converting text information from one media to another. Input is accepted in a variety of formats including paper, microform, and magnetic tape or cartridge, floppy disks, CD-ROM, electronic media or cards. Clerical coding resources are available to assign tags, photocomposition codes, or complex document definition notations such as Hyperlink Text Markup Language (HTML), the document standard in use on the Internet; Standard Generalized Markup Language (SGML), a standard growing in popularity for commercial text databases; or Machine Readable Cataloguing (MARC), the standard for library catalog records. Original text capture can be accomplished via traditional key entry or by OCR techniques.

IMAGE CONVERSIONS: A broad family of services are available to capture and convert document images for use in image based storage and retrieval systems. Equipment is used to create images at resolutions between 100 dots per inch
(dpi) and 1200 dpi ranges, with variable grey scale thresholding available to match the quality of the documents. Up to 64 levels of gray or color may be captured for projects requiring these capabilities.

Simple and compound documents can be accommodated in a variety of formats. Internally developed editing software provides the capability to crop images, add or delete data from an image, rotate and scale images and change text within an image.

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

POST CAPTURE COMPUTER PROCESSING: Captured data generally is processed before being output to provide for edit checks, special formatting, code explosions, reblocking, labeling and quality control. The output can be provided over the Internet, via telecommunications, or on CD-ROM, optical disk, diskette, or magnetic tape.

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

Pilot-- The plan typically calls for the delivery of a test database to the client to ensure that the production specification is accurate and complete and that the deliverable satisfies the customer's requirements. The customer formally accepts the test database before actual production begins.

Document Management -- All documents are tracked and logged throughout the conversion process. From batching and sorting to combining converted data and images for final output, the progress of each document is tracked at each step of the production process. Adherence to pre-defined quality control standards is strictly maintained.

Quality Control - Saztec has over twenty years' experience developing proven quality control procedures for a wide range of information conversion projects. Quality control processes are specifically developed for each project and are custom tailored to meet the unique requirements of each client. Whatever the specific measure of quality may be, care is taken to track and improve quality at each step of the conversion process. Prior to delivery, all work is certified by final inspection that quality control objectives have been achieved.

OFFSHORE RESOURCES: The Company contracts with organizations in Europe, East Asia, the Caribbean, and the Philippines to provide data entry and clerical coding services. Saztec Philippines, Inc. has been a primary offshore vendor. Since 1991, they have not been affiliated in an ownership capacity with the Company. Datamatics Technologies PVT. Ltd.("Datamatics"), has production facilities in Bombay, India. Datamatics' ownership position in the Company was 9.6% on a fully diluted basis at June 30, 1997. Other vendors have no known ownership position with the Company.

Sale of Divisions: The Company's plan to improve financial performance includes the sale or closedown of unprofitable operations and the sale of profitable operations that are not in line with the Company's long-term core competency. As a result, the Company has recently sold the operating divisions described below:

1. On September 1, 1995, the Company sold its Marketing Fulfillment Division to a management group. The division was based in Billerica, Massachusetts, and provided direct mail, rebate, and subscription services to customers in the New England area.

2. On September 1, 1995, the Company sold its Knightswade, Ltd. Microfilm Division to a management group. The division was based in Winchester, U.K., and provided a range of microfilming services to U.K. customers.

Financial information about the sale of these divisions is presented in Note 7 of the Notes to Consolidated Financial Statements.

MARKETS AND MARKETING
A major challenge for the Company is the project-oriented nature of its business. Although the Company may perform services for a client over many years, such services may relate to one major project or to many smaller projects. The Company is dependent on its ability to attract new projects from new and existing clients to replace completed projects. The project-oriented nature of the Company's business creates difficulties in planning for staffing and equipment (principally computer), scheduling, facilities requirements and availability of offshore subcontract resources.

During the past several years, the Company has experienced a decline in the demand for traditional data entry and text conversion services. However, these services continue to be offered for their stand-alone value to customers and also because they are an integral component of providing full service solutions to customer compound document conversion projects. Management expects increases in compound document conversion revenues to replace the traditional keying services in importance.

The Company provides services to the electronic publishing industry consisting of publishers, libraries, on-line information vendors, and trademark and market research companies. The Company has performed the following specific services:
(a) for European libraries, retrospective conversion of card catalog data to a local system, and conversion of hand printed worksheets for loading to a national computer network for research libraries; (b) the conversion for on-line vendors, of archival files of abstracts and indexes with monthly additions to the database from newly published material; (c) for market researchers, ongoing capture and processing of client billings and data for analysis and publication;
(d) CD-ROM reformatting and pre-mastering services for publishers; (e) image capture of graphic material imbedded in text; (f) text capture, indexing and imaging of resumes for the human resources department of a number of companies utilizing automated employee recruitment applications; (g) data capture and imaging of case report forms for new drug applications for the pharmaceutical industry and (h) facilities data capture and graphics conversion for graphical information systems.

Other specific services the Company has provided are: (a) database maintenance consisting of updates, changes, additions and deletions of (1) name and address information for market researchers, and (2) data capture of claim forms for medical insurance companies; and (b) data entry of individual, corporate and partnership state government income tax returns from paper filings.

COMPETITION
The Company competes against many companies with respect to one or more of the various services provided by the Company. Some of these competitors have substantially greater financial and other resources than the Company and aggressively compete with respect to all or some of the services provided by the Company. Such firms compete on a price and geographic basis, charging, in some instances, lower rates for particular services due to lower freight charges stemming from physical proximity to the customer. In-house personnel at potential customer companies may also duplicate the Company's services.

The Company primarily competes on the basis of service and to a lesser extent on cost. The Company believes that it has developed an effective methodology for document control for projects involving the conversion of a large number of documents. Emphasis of this aspect of its service coupled with timeliness, accuracy, and flexibility in satisfying customer needs, together with competitive pricing, form a successful package for new contracts.

EMPLOYEES
At June 30, 1997, the Company employed 154 full-time and 88 part-time employees.

DEPENDENCE UPON MAJOR CUSTOMERS
Financial information about major customers is presented in Note 11 of the Notes to Consolidated Financial Statements. At June 30, 1997, the Company was providing business services to approximately 90 customers in the United States and Europe.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

The Company occupies its principal executive offices, approximately 21,500 square feet including production space, located in Billerica, Massachusetts, pursuant to a lease expiring in August, 1999.

In addition, the company leases an aggregate of 26,809 square feet of office and production space in South Weymouth, Massachusetts; Vernon, Connecticut; Ardrossan, Scotland; and Regensburg, Germany, pursuant to individual leases expiring between 1998 and 2001.

Management believes the current facilities are adequate to conduct the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

Information about legal proceedings is presented in Note 9 of the Notes to Consolidated Financial Statements, under "Litigation".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On October 31, 1997, a simple majority of shareholder votes were received consenting to the Company's proposed four to one reverse stock split and amendments to its Restated Articles of Incorporation. This is discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the trading symbol SAZZ. On November 7, 1997, the Company had 235 stockholders of record. For the period of July 1 to November 7, 1997, the high and low closing price as reported by the NASD was $.21875 and $.125, respectively. The closing price on November 7, 1997 was $.125. The table below sets forth high and low bid information by fiscal quarter as reported by the OTC Bulletin Board.

           BID PRICES
           FISCAL QUARTER ENDED;           HIGH               LOW
           ---------------------           -----             -----

            September 30, 1995             $.375             $.125
            December 31, 1995                .25               .02
            March 31, 1996                   .34              .025
            June 30, 1996                  .5625              .125

            September 30, 1996              .375               .15
            December 31, 1996                .23              .075
            March 31, 1997                   .20               .13
            June 30, 1997                    .27               .12

The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Revenues for the year ended June 30, 1997 were $9,471,200 compared with $10,851,555 for the year ended June 30, 1996, a decrease of $1,380,355, or (12.7%). Net of divisions sold, revenues decreased $1,162,820, or (12.3%), from the prior year.

Revenues from U.S. operations declined from $4,923,900 for the year ended June 30, 1996 to $4,553,796 in the current year, a reduction of $370,104, or (7.5%).
Revenues for the Company's European operations at $4,917,404 in the current year declined $1,010,251, or (17%). Net of divisions sold, revenue decreased $152,569 and $915,255 from the prior year for U.S. and U.K. operations, respectively. The decreases in U.S. based revenue is attributable to fewer contracts in both Imaging and Data Capture Operations. The decrease in Data Capture Operations is due to increased price competition, which management believes has now leveled off . Decreases in Imaging and European-based revenue is attributable to a smaller sales force. Management is continuing to address marketing concerns with independent organizations and additional staff.

Gross profit decreased from $2,905,983 in 1996 net of divisions sold to $1,715,736 in the current year, a decrease of $1,190,247 or (41%). This reflects the decline in revenues, but is also derived from a decline in gross margin from 27.3% in the prior year, net of divisions sold, to 18.1% for the year ended June 30, 1997. These results are due to price competition and idle capacity.

Selling and administrative (S&A) expense of $2,135,412 for the year ended June 30, 1997 is $844,427 less than the $2,979,839 expense for the year ended June 30, 1996 which includes a charge of $139,839 related to litigation. The decrease in the current year is comprised of a decrease in selling expense of $118,077 with the balance attributable to administrative expense. Included in administrative expense for the year ended June 30, 1997 is other income of $62,263 from the reversal of prior year accruals and a $8,586 negotiated reduction in the notes payable for common stock repurchase.

The Company has analyzed its exposure to potential data processing "Year 2000" problems. Systems compliance is planned to be effected through normal, ongoing programs of systems enhancement and replacement mandated by efficiency considerations, other technological obsolescence factors, and normal wear. Thus, expenditures required for ensuring accurate date handling separate from other systems planning is not believed to be material.

CAPITAL RESOURCES AND LIQUIDITY

In May, 1996 the Company completed a private placement of 584,000 shares and warrants to purchase 84,000 additional shares for $136,000 to employees, members of management, directors, and a nonemployee shareholder.

In June, 1996 an agreement was reached with two unrelated parties to purchase 1,200,000 shares of common stock and warrants to purchase 1,200,000 additional shares for $300,000. Proceeds were received in August and September, 1996. The shares and warrants issued were issued in September, 1996.

In June, 1997 subscription agreements for 860,000 units consisting of one share of common stock and one warrant to purchase one share of common stock were received from current shareholders. $860,000 was placed in escrow to cover the subscription price. The units were to be issued on a post-reverse split basis, so the agreements were subject to shareholder approval of a reverse stock split whereby four (4) shares of currently issued common stock would be converted to one (1) share of common stock. The reverse stock split reduced the number of each shareholder's shares by a 1 to 4 ratio while retaining their current percentage ownership. The shareholders were also asked to approve an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 5,000,000 to 10,000,000 on a post split basis. This amendment was necessary to have sufficient shares authorized to issue to complete the placement. The shareholders consented by simple majority of positive votes on October 31, 1997. The effective date of the reverse split was November 7, 1997. The Company and its designated stock transfer agent mailed a joint letter of instructions to assist shareholders in the exchange of stock certificates.

On August 25, 1997 the subscription and escrow agreement were amended with regard to a single subscriber. Pursuant to the amendment $300,000 was paid to the Company out of that subscriber's escrow account to purchase 1,200,000 pre-reverse split common shares. The shares were issued September 15, 1997. The Company received the balance of the escrow amounts of $560,000 on November 14, 1977 and issued the certificates.

At June 30, 1997 the Company had borrowed $274,512 under its revolving credit agreement and qualified for additional borrowings of $5,488. At June 30, 1996 the Company had borrowed $389,703 under its revolving credit agreement and qualified for an additional $10,297. The revolving credit agreement provides for interest at the lender's prime rate plus 4.0% (12.5 % and 12.25% at June 30, 1997 and 1996, respectively). The credit agreement was secured by substantially all domestic assets of the Company, including the stock of subsidiaries, and expired on July 1, 1997. The agreement was renewed through October 1, 1997 providing for maximum borrowings of $270,000. Maximum borrowing under the prior agreement declined $10,000 per month from $450,000 beginning February 1, 1996. On October 1, 1997 the agreement was renewed, maturing April 1, 1998. Maximum borrowing under the agreement decreases $10,000 monthly from $270,000 and provides for borrowing at a level of 70% of outstanding domestic accounts receivable less than ninety days old. The Company is in compliance with covenants contained in the current agreement and was in compliance at all times with the covenants contained in the agreements that expired July 1 and October 1, 1997.

In January, 1995 the Company established a revolving credit agreement with a U.K. lender, secured by U.K.-generated export trade receivables, bearing interest at the lender's base rate plus 2.0% (7.938% in aggregate at

June 30, 1995). The agreement expired in December, 1995 and was not renewed. The maximum aggregate borrowings under the agreement were approximately $795,000. Available borrowings were determined by a specified percentage of qualified export trade receivables.

At June 30, 1997 the Company's unrestricted cash balance was $386,785 compared to $222,023 at June 30, 1996. The Company's working capital increased to $947,532 from $452,928 at June 30, 1996. This increase is primarily a result of the amounts committed to escrow accounts for the stock subscription during June, 1997.

Operations provided positive cash flow of $327,100 despite the operating loss of $(461,887). Depreciation and amortization of $373,609 and other non-cash adjustments reduced the net cash used in operations to $(87,987) before changes in asset and liability accounts, which provided $415,087, net.

Proceeds of the stock placement in September, 1996 of $300,000 were exceeded by payments on notes, leases and the line of credit by $(24,123), the net cash used in financing activities.

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                                                       PAGE
                                                                       ----

Report of Independent Certified Public Accountants                      10

Consolidated Statements of Operations for the Years Ended
June 30, 1997 and 1996                                                  11

Consolidated Balance Sheets as of June 30, 1997 and 1996                12

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended June 30, 1997 and 1996                                      13

Consolidated Statements of Cash Flows for the Years Ended
June 30, 1997 and 1996                                                  14 - 15

Notes to Consolidated Financial Statements                              16 - 30

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries
Billerica, Massachusetts

We have audited the accompanying consolidated balance sheets of SAZTEC International, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                     /s/ GRANT THORNTON LLP
                                                     ----------------------
                                                         GRANT THORNTON LLP


Boston, Massachusetts
October 10, 1997 (except for Notes 2 and 12
as to which the date is November 7, 1997)



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,

                                                         1997           1996
                                                    ------------    ------------
Revenues                                           $  9,471,200    $ 10,851,555

Cost of services                                      7,755,464       7,958,077
                                                   ------------    ------------
Gross profit                                          1,715,736       2,893,478

Selling, general & administrative expense             2,135,412       2,979,839
                                                   ------------    ------------

Loss from operations                                  (419,676)        (86,361)

Interest expense                                       (80,899)       (125,086)
Gain on sale of division                                                231,154
                                                   ------------    ------------

(Loss) income before provision for income taxes        (500,575)         19,707

Income tax (benefit) expense                            (38,688)         63,139
                                                   ------------    ------------

Net loss applicable to common stockholders        $   (461,887)   $    (43,432)
                                                   ============    ============

Loss per share of common stock (notes 2 and 12):
Net loss applicable to common stockholders        $       (.13)   $       (.01)
                                                   ============    ============

Weighted average number of shares                     3,527,167       3,175,152
                                                   ============    ============


                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                     ASSETS

                                                                                    1997            1996
                                                                               ------------    ------------
 Current assets
 Cash and cash equivalents                                                     $    386,785    $    222,023
 Restricted cash                                                                    192,643          60,869
 Accounts receivable, less allowance for doubtful accounts of $45,070 in
       1997 and $47,755 in 1996                                                   1,342,831       1,973,192
 Costs and estimated earnings in excess of billings  (Note 8)                                        21,490
 Work in process                                                                    217,518         570,651
 Prepaid expenses and other current assets                                          134,803         176,664
 Note receivable for stock subscribed (Note 2)                                      860,000         300,000
                                                                               ------------    ------------
 Total current assets                                                             3,134,580       3,324,889

 Property and equipment, net (notes 3 and 4)                                        364,040         598,415
 other assets
 Goodwill and other intangible assets, less accumulated amortization  of
       $63,602 in 1997 and $51,482 in 1996                                          161,760         173,931
 Deposits and other assets                                                          170,068         122,070
                                                                               ------------    ------------
 Total assets                                                                  $  3,830,448    $  4,219,305
                                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable (Note 4)                                                         $    274,512    $    389,703
Current portion long-term debt and capital lease obligations (Notes 4 and 9)        199,460         199,650
Common stock subject to repurchase (Note 2)                                          33,342          54,000
Income taxes payable                                                                                 54,320
Accounts payable                                                                    569,716         885,692
Accrued liabilities                                                                 429,396         544,318
Customer deposits                                                                   456,989         744,278
Excess of billings over costs and estimated earnings (Note 8)                       223,633
                                                                               ------------    ------------
Total current liabilities                                                         2,187,048       2,871,961

Long-term debt and capital lease obligations less current portion (notes 2,
    4 and 9)                                                                        151,980         241,257
Common stock subject to repurchase (note 2)                                                          46,000
Accrued expense                                                                      39,546          34,385

Stockholders' Equity (Notes 2 And 5)
Preferred stock-no par value; 1,000,000 shares authorized; no shares issued
 Common stock-no par value; 10,000,000 shares authorized; 3,571,963 and
    3,274,412 shares issued at June 30, 1997 and 1996                            11,570,811      11,270,811
Common stock subscribed (Note 2)                                                    860,000         300,000
Contributed capital                                                                  14,498          14,498
Accumulated deficit                                                             (10,878,520)    (10,416,633)
Cumulative translation adjustment                                                  (114,915)       (142,974)
                                                                               ------------    ------------
Total Stockholders' Equity                                                        1,451,874       1,025,702
                                                                               ------------    ------------
Total Liabilities And Stockholders' Equity                                     $  3,830,448    $  4,219,305
                                                                               ============    ============

                             See accompanying notes.



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1996

                                         COMMON STOCK         COMMON STOCK SUBSCRIBED
                                 ----------------------------------------------------
                                                                                                                      CUMULATIVE
                                 NUMBER OF                     NUMBER OF                  CONTRIBUTED   ACCUMULATED   TRANSLATION
                                   SHARES         AMOUNT         SHARES        AMOUNT       CAPITAL       DEFICIT      ADJUSTMENT
                                 ----------     -----------    ---------      ---------   -----------  ------------   -----------
Balance At June 30, 1995         12,543,851     $11,134,811                                 $14,498    $(10,373,201)    $(134,326)
Stock canceled pursuant to
repurchase (Note 2)                 (30,200)
Stock issued pursuant
to private placements (Note 2)      584,000         136,000
Stock subscribed (Note 2)                                       1,200,000     $ 300,000
Translation adjustment                                                                                                     (8,648)
Net loss                                                                                                    (43,432)
                                -----------     -----------    ----------     ---------     -------    ------------     ---------
Balance At June 30, 1996         13,097,651     $11,270,811     1,200,000     $ 300,000     $14,498    $(10,416,633)    $(142,974)

Stock issued pursuant to
private placement (Note 2)        1,200,000     $   300,000    (1,200,000)     (300,000)
Stock canceled  pursuant to
repurchase (Note 2)                  (9,800)
Common stock subscribed
(Note 2)                                                        3,440,000       860,000
Net loss                                                                                                  (461,887)
Translation adjustment                                                                                                     28,059
                                -----------     -----------    ----------     ---------     -------    ------------     ---------
Balance At June 30, 1997         14,287,851     $11,570,811     3,440,000     $ 860,000     $14,498    $(10,878,520)    $(114,915)
                                ===========     ===========    ==========     =========     =======    ============     =========
Balance at June 30,
1997 giving effect to
one for four reverse
stock split                       3,571,963     $11,570,811       860,000     $ 860,000     $14,498    $(10,878,520)    $(114,915)
                                ===========     ===========    ==========     =========     =======    ============     =========


                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,

                                                              1997          1996
                                                          -----------    ----------
Increase (decrease) in cash
Cash flows from operating activities
Net loss                                                  $  (461,887)   $   (43,432)
Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
   Depreciation and amortization                              373,609        537,052
   Provision for bad debts                                     (4,335)       (35,053)
   Loss (gain) on sale of assets                                4,626        (30,320)
   (Gain) on sale of assets of divisions sold                               (231,154)
   Write-off of work in process related to litigation                        139,839
   Other                                                                     (18,135)
Changes in assets and liabilities:
   Accounts receivable                                        695,276        159,363
   Work in process                                            356,829       (219,915)
   Prepaid expenses and other current assets                   55,689        (44,485)
   Deposits and other assets                                  (81,282)         6,845
   Accounts payable                                          (333,582)       143,568
   Accrued liabilities                                       (119,053)      (513,438)
   Customer deposits and non-current accrued expenses        (104,470)        64,546
   Income taxes payable                                       (54,320)        27,075
                                                          -----------    -----------
  Net cash provided by (used in) operating activities         327,100        (57,644)
                                                          -----------    -----------

Cash flows from investing activities
   Payments received on notes receivable                       33,679         17,077
   Additions to property and equipment                        (52,955)       (59,017)
   Proceeds from the sale of property and equipment                           38,254
   Increase in restricted cash                               (131,774)       (22,846)
                                                          -----------    -----------
   Net cash used in investing activities                     (151,050)       (26,532)
                                                          -----------    -----------

Cash flows from financing activities
   Principal payments on debt and capital lease              (208,931)      (188,320)
     obligations
   Borrowings on revolving credit agreement                 3,538,030      3,770,406
   Payments on revolving credit agreement                  (3,653,222)    (4,030,793)
   Proceeds from issuance of common stock, net of
     issuance costs                                           300,000        121,000
                                                          -----------    -----------
Net cash used in financing activities                         (24,123)      (327,707)
                                                          -----------    -----------
Effect of exchange rate changes on cash                        12,835        (10,195)
                                                          -----------    -----------

Net increase (decrease) in cash                               164,762       (422,078)

Cash and cash equivalents at beginning of year                222,023        644,101
                                                          -----------    -----------
Cash and cash equivalents at end of year                  $   386,785    $   222,023
                                                          ===========    ===========


                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                              YEARS ENDED JUNE 30,

                                                                  1997        1996
                                                                --------    --------
Supplemental schedule of non-cash investing and financing
     Activities:
Purchase of property and equipment through issuance of notes
     payable and capital lease obligations                      $ 58,560    $ 98,767
                                                                ========    ========

Conversion of accounts payable into notes payable                           $258,730
                                                                            ========

Net reductions in current liabilities negotiated                $  8,586
                                                                ========

Common stock issued for notes receivable                                    $ 15,000
                                                                            ========

Notes receivable in exchange for common stock subscribed        $860,000    $300,000
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                                   $ 79,165    $132,820
                                                                ========    ========
     Income taxes                                                           $ 38,758
                                                                            ========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

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

RESTRICTED CASH
The restricted cash balance at June 30, 1997 includes a certificate of deposit of $29,446 held as collateral pursuant to a performance bond and $163,197 held in a collateral account for repayment of a revolving credit agreement. At June 30, 1996 these balances were $28,052 and $32,817, respectively.

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

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION
The Company has entered into certain long-term contracts. The terms of most of these contracts allow for billing as work on records is completed. Infrequently, the Company enters into a contract with terms that specify billing at intervals not coincident with the completion of work and revenue recognition. Revenue on these long-term contracts is recognized using the percentage of completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Selling, and administrative costs are expensed as incurred. Provision for estimated losses on uncompleted contracts are made in the earliest period in which such losses can be estimated. Revenue on most contracts (which are short-term) is recognized upon completion of identifiable batches of records and shipment of the product.

INCOME TAXES
The Company provides for U.S. Federal, state, and foreign income taxes, currently payable and deferred, using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in future years. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.

CONCENTRATION OF CREDIT RISK
The Company grants credit to customers who meet the Company's preestablished credit requirements. Security is not required when trade credit is granted to customers. Credit losses are provided for in the consolidated financial statements and have been within management's expectations. The Company does not believe it is subject to market or geographic risk based on the industries or location of its customers (see Note 11).

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

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The effect of this pronouncement is discussed in Note 12. In June, 1997, Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME was issued. The Company is currently reporting its items of Other Comprehensive Income in its Statement of Stockholders' Equity. Also in June, 1997 Financial Accounting Standard No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued. The Company will adopt these standards in a future period.

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK
Effective November 7, 1997 the Company's shareholders consented to a one for four reverse stock split. All of the share and per share amounts have been restated to reflect the reverse stock split.

During the quarter ended March 31, 1994, management completed three separate private placements generating $1,051,729, net of issuance costs of $49,271, in exchange for 275,000 shares of common stock and warrants to issue an additional 321,875 shares of common stock, exerciseable for a five year period at $5.50 per share. One of the private placements of 187,500 shares was with a group of individuals unrelated to the Company ("the Meyerson Group"). Another transaction representing 62,500 shares was with Tallard B.V. ("Tallard"), a greater than 5% shareholder of the Company. The remaining transaction for 25,000 shares was transacted with a then-member of the Company's Board of Directors.

Subsequent to the completion of these transactions, certain members of the Meyerson Group alleged certain disclosure violations by the Company in the offering documents. The Company denied the allegations and believes they were without merit. However, to avoid the potential cost of litigation, the Company agreed to issue 91,666 additional shares of unregistered common stock to the private placement participants and agreed to decrease the warrant price for all of the underlying warrants from $5.50 to $4.50. At June 30, 1996 and 1995, 62,500 of the additional shares had been issued. In exchange for these modifications, the participants have agreed to release the Company from all claims arising out of the three private placements. Additionally, the Company granted certain demand registration rights to the Meyerson Group on the 250,000 shares that they now own. On February 1, 1995, the Meyerson Group exercised this right and the Company filed a Form S-3 registration statement with the Securities and Exchange Commission. The registration was under review and comment by the Commission through July 21, 1995, when the Company requested suspension of the registration process. The Company has asked that the registration statement not be withdrawn so that the option to proceed in the future is preserved. The Meyerson Group has not waived the obligation of the Company to cause the registration statement to be filed.

On December 31, 1993, Tallard and the other holders of the Company's preferred stock exercised their rights to convert the preferred stock into 1,150,575 shares of common stock. The Company also issued 25,953 shares of common stock in payment of $18,812 of interest and $85,000 of preferred dividends accrued through December 31, 1993. Pursuant to the conversion, Tallard has certain Board representation rights for so long as Tallard maintains certain ownership levels in the Company. The conversion agreement prohibits the Company from entering into any merger or consolidation, sale of substantially all of its assets, or sale of any series of stock senior to common stock without the approval of 66.6%, or more of the outstanding voting shares. Tallard and the other former preferred stockholders received certain demand and piggyback registration rights which would

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

enable them to publicly trade the common shares received. The demand registration rights may be exercised between October 1, 1994 and December 21, 2003. The Company is not required to effect more than one demand registration statement in any 12 month period, or two demand registrations in the aggregate.

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the selling shareholders may receive up to 140,000 additional shares if the combined operations of Saztec Europe, Ltd. earn net income of 2,480,000 pounds, in aggregate, for the period ending June 30, 1996. The agreement provided for annual earnings measurements during these years. Amounts earned relating to 1996 operations were immaterial. The Company also granted a put option to the selling shareholders to repurchase 30,000 shares at $8.00 per share. The related liability was recorded at the time of the grant of the put option and the shares were canceled when put. At June 30, 1997 all of the shares had been put. At June 30, 1997 and 1996, $33,342 and $80,400 was payable to the selling shareholders.

In May and June of 1996 the Company conducted private placements of its common stock. Officers and directors purchased 116,000 shares and a current shareholder purchased 30,000 shares. A common stock subscription of $300,000 was received for 300,000 shares of common stock and warrants to purchase an additional 300,000 shares. Consideration was received in August and September, 1996 and the shares and warrants issued.

On June 29, 1997 subscriptions for 860,000 units consisting of one share of common stock and one warrant to purchase one share of common stock were received. The warrants are exercisable at $2.00 per share. $860,000 was placed in escrow by the subscribers to cover the issuance. On August 25, 1997 the subscription and escrow agreement were amended with regard to a single subscriber whereby $300,000 was paid to the Company from the subscriber's escrow account to purchase 300,000 common shares. The shares were issued September 15, 1997. The Company solicited shareholder approval of a one for four reverse stock split and an amendment to the Company's restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to 10,000,000 from 5,000,000 post-reverse split shares. The common stock subscription agreements were subject to shareholder consent to the amendment, as the Company had insufficient shares authorized to issue to complete the placement. Shareholders approved the measures, which became effective November 7, 1997 and the remaining $560,000 was released from escrow.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of:
                                                  1997          1996
                                               ----------    ----------

         Computer and other equipment          $2,854,885    $3,212,454
         Computer and other equipment under
             capitalized leases                   473,304       104,487
         Software                                 206,847       264,211
                                               ----------    ----------
                                                3,535,036     3,581,152
         Accumulated depreciation               3,170,996     2,982,737
                                               ----------    ----------
                                               $  364,040    $  598,415
                                               ==========    ==========

Accumulated amortization of assets under capitalized leases amounted to $245,516 and $99,055 at June 30, 1997, and 1996, respectively. During fiscal year 1997, $186,000 of fully depreciated assets were retired and the cost and related accumulated depreciation were removed from the ledgers.

NOTE 4.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

The Company has a revolving credit agreement with a U.S. bank secured by accounts receivable, work in process, property and equipment and other assets. The agreement bears interest at the lender's prime rate plus 4.0% (12.5% and 12.25% at June 30, 1997 and 1996, respectively). Available borrowings are determined by a specified percentage of qualified domestic trade receivables. Repayments of the line of credit are taken directly from a collateral account established by the lender which contained $163,197 and $32,817 as of June 30, 1997 and 1996, respectively. At June 30, 1997 the Company had total available borrowings of $280,000 and had borrowed $274,512. At June 30, 1996 the Company had total available borrowings of $400,000 and had borrowed $389,703. The Company was in compliance with the covenants contained in the credit agreements at June 30, 1997 and 1996.

The agreement in place on June 30, 1995 expired December, 1995 and was renewed in January 1996, establishing a maximum borrowing of $450,000 which declined $10,000 per month beginning February 1, 1996. Unpaid principal amounts were due July 1, 1997. Security and maximum borrowing (subject to the declining ceiling) were unchanged from the matured note. The agreement was extended on July 1, 1997 through October 1, 1997. The new agreement caps borrowing at $270,000 subject to the same terms as the matured agreements. The Company renewed the agreement October 1, 1997 to mature April 1, 1998. The new agreement provides for maximum borrowing of 70% of domestic accounts receivable less than 90 days old with a ceiling of $270,000 which declines $10,000 per month.

In January, 1995, the Company established a revolving credit agreement with a U.K. bank secured by U.K. accounts receivable, bearing interest at the lender's base rate plus 2.0% and which expired in December, 1995. The maximum aggregate borrowings under the agreement were approximately $795,000, determined by a specified percentage of qualified export trade receivables. The agreement was not renewed after expiration.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 4.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS
                (CONTINUED)

      Long-term debt and capital lease obligations consist of:
                                                                                  1997        1996
                                                                                --------    --------
      Notes payable, secured by equipment, bearing interest at rates ranging from 8.52% to 13.69%, payable in monthly installments
            through 1997                                                        $ 82,786    $122,383
      Unsecured  notes  bearing  interest  at rates  ranging  from 7.0% to
            8.0%, payable in monthly installments through 1999                   231,560     265,627
      Capital lease  obligations,  bearing  interest at rates ranging from
            12.75% to 16.0% payable monthly through 2000. (Note 9)                37,094      52,897
                                                                                --------    --------
                                                                                 351,440     440,907
      Less: Current portion                                                      199,460     199,650
                                                                                ========    ========
      Noncurrent portion                                                        $151,980    $241,257
                                                                                ========    ========

Maturities of long-term debt and capital lease obligations for years ending June 30 are:

                  1998               $199,460
                  1999                133,960
                  2000                 18,020
                                     --------
                                     $351,440
                                     ========

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 5.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN
As described in Note 2, effective November 7, 1997 the Company's shareholders consented to a one for four reverse stock split. All of the share and per share amounts have been restated to reflect the reverse stock split.

The Company has in effect a stock option plan (the Plan) under which stock options have been granted to officers and key employees at prices equal to or greater than the market price at the date of grant. Options expire five years after the date of grant. Total options which were exercisable under the Plan at June 30, 1997 and 1996, amounted to 56,650 and 35,300 shares. The number of shares reserved for the Plan is 250,000. On June 30, 1997, 55,300 and on June 30, 1996, options for 80,300 shares remained available for grants under the Plan. Information with respect to options granted under the Plan follows:

                                                            RANGE OF                            WEIGHTED
                                             NUMBER OF       OPTION     WEIGHTED AVERAGE        AVERAGE
                                              SHARES         PRICES      EXERCISE PRICE     CONTRACTUAL LIFE
                                             ---------      ---------   ----------------    ----------------
     Outstanding at June 30, 1995             161,987       4.12-8.00        5.04
          Granted                             107,500         1.00           1.00
          Exercised
          Canceled                            129,987       4.12-7.52        5.00
          Expired                               9,000         7.52           7.52
     Outstanding at June 30, 1996             130,500       1.00-4.12        1.55
          Granted                              51,250        .68-1.00         .87
          Exercised
          Canceled                             26,250       1.00-4.12        2.48
          Expired
     Outstanding at June 30, 1997             155,500        .68-4.12        1.20                 3.18

     Exercisable at June 30, 1997              56,650                         .56

OTHER OPTIONS
The following are not included in the Plan:

       Stock options were granted to the Company's President in 1994 for 12,500 shares in aggregate expiring in fiscal year 1999. These options were issued at the fair market value on the date of grant. Options which were exercisable at June 30, 1997 amounted to 10,000 shares and were exercisable at $4.12 per share.

       Stock options granted were granted to the Company's Chairman in 1993 and 1994 for 56,250 shares in aggregate expiring in fiscal year 1999. These options were issued at the fair market value on the date of grant. Options which were exercisable at June 30, 1997 amounted to 55,000 shares and were exercisable at prices ranging from $3.00 to $4.12 per share.

       Stock options were granted to outside members of the Board of Directors in fiscal years 1994-1997 for 37,500 shares in the aggregate expiring in fiscal years 1999 to 2002. These options were issued at fair market value on the date of grant at prices ranging from $.68 to $4.12 per share. Options for 15,000 shares were exercisable at June 30, 1997.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 5.  EMPLOYEE BENEFIT PLANS (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, effective for the financial statements of the Company for the fiscal year beginning July 1, 1996. The Company has chosen to continue to apply the current accounting requirements in its financial statements.

The weighted-average grant-date fair value of options granted during the year ended June 30, 1997 amounted to $5,951. The Black-Scholes option pricing model was used to develop the fair value of options granted. Assumptions applied include a risk-free interest rate of 7.8%, an expected life of the option equal to the five year vesting period, an expected volatility of .8, and no dividends paid.

The fair value of options vesting in the years ended June 30, 1997 and 1996 from prior year grants resulted in compensation cost of $8,744 and $21,569 for years ended June 30, 1997 and 1996, respectively. The cost for the current year is net of forfeitures of $6,129 from options canceled during the year which are included in the prior year figure. These amounts would affect earnings per share ("EPS") as follows:

    YEAR ENDED JUNE 30,       EPS AS REPORTED         EPS AS ADJUSTED
    -------------------       ---------------         ---------------

            1997                   $(.13)                  $(.13)
            1996                   $(.01)                  $(.02)

Statement 123 also applies to equity instruments issued for goods or services provided by persons other than employees. Those transactions would be accounted for based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company did not enter into any transactions whereby equity instruments were issued for goods or services in the years ended June 30, 1997 and 1996.

EMPLOYEE SAVINGS PLAN
The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company has contributed 1% of the annual compensation for all participating employees who are contributing a minimum of 2% of their compensation. In the United Kingdom, the Company's subsidiary, Saztec Europe, Ltd. maintains a defined contribution pension plan for employees in Scotland and England. The Company contributes a matching amount for all participating U.K. employees who are contributing 2.5% to 4.5% of their compensation. For the years ended June 30, 1997 and 1996, expense related to the savings and pension plans was not significant. In July 1995, the Company suspended the discretionary 1% employer match contribution to the U.S. savings plan. The match was reinstated October 1, 1995.

NOTE 6.  INCOME TAXES

At June 30, 1997, the Company had net operating loss carryforwards of approximately $5,700,000 for income tax purposes that expire in varying amounts through 2010. These operating losses may be used to offset future taxable income in the United States. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards due to the uncertainty of their realization. At June 30, 1997, net operating loss carryforwards relating to the operations of Saztec Europe, Ltd. were immaterial due to the non-deductibility of certain operating expenses incurred.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 6.  INCOME TAXES(CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   1997            1996
                                               -----------     -----------
    Deferred tax assets:
       Accrued vacation                        $    51,316     $    49,908
       Net operating loss carryforwards          2,294,612       2,488,330
       Other - net                                 126,068          30,596
                                               -----------     -----------
         Total deferred tax assets               2,471,996       2,568,834
       Valuation allowance                      (2,397,761)     (2,485,834)
                                               -----------     -----------
         Net deferred tax assets                    74,235          83,000

    Deferred tax liability:
       Book basis in excess of tax basis of
         intangible assets                          70,714          69,552
       Other - net                                   3,521          13,448
                                               -----------     -----------
         Total deferred tax liabilities             74,235          83,000
                                               -----------     -----------
         Net deferred tax asset                $         0     $         0
                                               ===========     ===========

The sources of the Company's consolidated income (loss) before income taxes for the years ended June 30 consist of:

                                                1997          1996
                                             ---------     ---------
           United States                     $ (53,409)    $(115,249)
           Foreign                            (447,166)      134,956
                                             ---------     ---------

           Loss before income tax expense    $(500,575)    $  19,707
                                             =========     =========

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 6.  INCOME TAXES(CONTINUED)

A reconciliation of the Company's income tax provision for fiscal 1997 and 1996 and the amount computed by applying the statutory United States income tax rate of 34% consists of:

                                                       1997           1996
                                                     ---------     --------
   Federal income taxes at statutory rate            $(170,196)    $  4,000
   Foreign income taxes                                113,348       63,139
   Change in valuation allowance                        88,073      (14,400)
   Officers  life insurance                              6,800        6,800
   Goodwill and other non-deductible amortization        1,285        1,800
   Other items                                         (77,998)       1,800
                                                     ---------     --------
   Total income taxes                                $ (38,688)    $ 63,139
                                                     =========     ========


The provision for income taxes for fiscal 1997 and 1996 consists of the following:

                             CURRENT     DEFERRED       TOTAL
                            ---------                 --------

                 1997
                 ----
                 Federal        --           --           --
                 State          --           --           --
                 Foreign    $(38,688)        --       $(38,688)
                            --------     --------     --------
                            $(38,688)        --       $(38,688)
                            ========     --------     ========

                 1996
                 ----
                 Federal        --           --           --
                 State          --           --           --
                 Foreign    $ 63,139         --       $ 63,139
                            --------     --------     --------
                            $ 63,139         --       $ 63,139
                            ========     ========     ========

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 7.  SALES OF DIVISIONS

On September 1, 1995, the Company completed the sale of the Knightswade Microfilm Division ("KM") based in Winchester, U.K.. The loss resulting from the sale of KM was recognized in the financial statements for the year ended June 30, 1995. Also on September 1, 1995, the Company sold the Marketing Fulfillment Division ("FS") based in Billerica, Massachusetts. The operating results for FS for the year ended June 30, 1996 to the date of sale were:

                                                FS
                                             --------
      Revenue                                $217,535
      Gross profit (loss)                     (12,505)
      Operating (loss)                        (22,152)
      Gain on sale of division                $231,154



NOTE 8.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following relates to separate contracts being accounted for using a percentage of completion method for the years ended June 30:

                                                         1997         1996
                                                       --------     --------

Costs incurred on uncompleted contracts                $139,955     $308,895
Estimated earnings                                      161,412      112,595
                                                       --------     --------
                                                        301,367      421,490
Less: Billings to date                                  525,000      400,000
                                                       --------     --------
Amount shown on balance sheet:

Billings in excess of costs and estimated earnings     $223,633
                                                       ========
Costs and estimated earnings in excess of billings                   $21,490
                                                                     =======

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 9.  COMMITMENTS AND CONTINGENCIES

LITIGATION
In July, 1995, an action against the Company in connection with the employment of an individual was decided in favor of the Company by the State Court. Management and counsel believe that the future effect of any appeal of the decision will be immaterial.

In August, 1994, the Company filed suit against Digital Equipment Company (DEC) based upon termination by DEC of a contractual agreement between the companies. On December 14, 1995, an order was entered granting the Summary Judgment motion of DEC. The decision effectively terminated the Company's claim. While the Company believed that its case was meritorious, it determined during the period for appeal, that it would be an imprudent use of the Company's resources to pursue an appeal. The loss of the claim resulted in the Company's writing off $139,839 of work in process in connection with the contract in fiscal year 1996.

LEASE COMMITMENTS
Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 1997 and 1996 was $282,501 and $622,322, respectively.

At June 30, 1997, the Company had capital and operating lease obligations for office space and equipment used in operations payable during the fiscal years ending June 30 as follows:

                             CAPITAL         OPERATING LEASES         TOTAL
                             LEASES       PROPERTY     EQUIPMENT   COMMITMENTS
                             -------      ---------    --------    -----------
    1998                     $21,413       $238,366     $16,010     $275,789
    1999                      11,704        228,814      11,479      251,997
    2000                       9,753        175,952       1,323      187,028
    2001                                     98,960                   98,960
    2002                                     70,741                   70,741
                             ----------    --------     -------     --------
                             $42,870       $812,833     $28,812     $884,515
                                           ========     =======     ========

    Less amount
         representing
         interest            5,776
                             -----

    Net obligations under
         capital leases
         (Note 4)          $37,094
                           =======

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for the years ended June 30, 1997 and 1996 were as follows:

                                                                              EARNINGS
                                                              NET INCOME       (LOSS)
                               REVENUES      GROSS PROFIT       (LOSS)      PER SHARE(1)
                             -----------     ------------     ----------    ------------
Year ended June 30, 1997
Quarter ended-
     September 30, 1996      $ 2,375,142     $   539,624      $   3,910      $    .001
     December 31, 1996         2,641,965         557,317        (74,420)         (.021)
     March 31, 1997            2,374,030         410,113        (87,446)         (.025)
     June 30, 1997             2,080,063         208,682       (303,931)         (.085)
                             -----------     -----------      ---------      ---------
                             $ 9,471,200     $ 1,715,736      $(461,887)     $    (.13)
                             ===========     ===========      =========      =========

Year ended June 30, 1996
  Quarter ended-
     September 30, 1995      $ 2,359,115     $   490,746      $(233,994)     $   (.07)
     December 31, 1995         2,997,179         926,372         13,885           .004
     March 31, 1996            2,685,100         832,478        115,742           .037
     June 30, 1996             2,810,161         643,882         60,935           .019
                             -----------     -----------      ---------      ---------
                             $10,851,555     $ 2,893,478      $ (43,432)     $    (.01)
                             ===========     ===========      =========      =========

----------
(1) Amounts are shown after effect of one for four reverse stock split.

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

Included in the first quarter of fiscal 1996 is a gain of $231,154 on sale of the Fulfillment Marketing Division. Included in the second quarter of fiscal 1996 is a write-off of $139,839 of work in process related to litigation.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 11. FOREIGN OPERATIONS AND MAJOR CUSTOMERS

Revenues, income (loss) before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                         1997             1996
                                     ------------     ------------
Revenue
  United States                      $  4,553,796     $  4,923,900
  United Kingdom/Western Europe         4,917,404        5,927,655
                                     ------------     ------------
                                     $  9,471,200     $ 10,851,555
                                     ============     ============
Income (loss) before income taxes
  United States                      $    (53,409)    $   (115,248)
  United Kingdom/Western Europe          (408,478)         134,955
                                     ------------     ------------
                                     $   (461,887)    $     19,707
                                     ============     ============
Identifiable Assets
  United States                      $  2,415,816     $  1,937,421
  United Kingdom/Western Europe         1,414,632        2,281,884
                                     ------------     ------------
                                     $  3,830,448     $  4,219,305
                                     ============     ============
Depreciation
  United States                      $    182,825     $    264,267
  United Kingdom/Western Europe           178,664          241,826
Amortization                               12,120           30,959
                                     ------------     ------------
                                     $    373,609     $    537,052
                                     ============     ============

MAJOR CUSTOMERS
One customer in Germany accounted for 16% and 13% of fiscal year 1997 and 1996 consolidated revenue.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 12. LOSS PER SHARE

Loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year, which totaled 14,108,670 and 12,700,609 for the years ended June 30, 1997, and 1996, respectively. These amounts were divided by four to give effect to the four to one reverse stock split to which shareholders consented effective November 7, 1997 (Note 2). The inclusion of common stock equivalents would have been antidilutive and were not included.

Effective for years ending after December 15, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The standard amends the computation of earnings per share to provide for two measures, Basic Earnings Per Share and Dilutive Earnings Per Share. Under this standard, the Company would have reported the following, on a post reverse split basis, for years ended June 30:

                     BASIC EPS         DILUTIVE EPS
                     ---------         ------------
       1997            $(.13)             $(.13)
       1996            $(.01)             $(.01).

ITEM 8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS
The officers and directors of the Company are:

        NAME                                  AGE             POSITION WITH COMPANY
        ----                                  ---             ---------------------
        Robert P. Dunne                       68              Chairman of the Board of Directors, Director

        Gary N. Abernathy                     57              President, Director, Chief Executive Officer

        Tom W. Olofson                        56              Director

        Lee R. Petillon                       68              Director

        Pradeep Barthakur                     49              Director

        Robert W. Forsyth                     57              Director

        Timothy E. Mahoney                    40              Director

        Kent L. Meyer                         53              Vice President, Sales and Secretary

        Thomas K. O'Loughlin                  45              Vice President and Treasurer

        Sean J. O'Regan                       35              Vice President, Data Capture Operations

Mr. Dunne has been a director of the Company since March 1985. On November 8, 1990, Mr. Dunne was appointed Chairman of the Board of Directors. Since 1974 Mr. Dunne has also been President and Chief Executive Officer, a director and the principal shareholder of Robertson Corporation. Mr. Dunne is a Certified Public Accountant.

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

Mr. Mahoney was elected director at the regular meeting of the Board of Directors on February 20, 1997. He founded the Union Atlantic LC merchant bank in 1994. The bank provides management and capital to emerging technology companies. From 1991 to 1994 he was President of the SyDOS Division of SyQuest Technology.

Mr. Forsyth was elected director by unanimous vote of the Board at the regular quarterly meeting of the Board of Directors held June 5, 1997. He was elected to replace Mr. Claus Stenbaek, who resigned on June 4, 1997. Mr. Forsyth is President and CEO of Travelogix, a travel technology company located in Houston, Texas, since October 1995. Prior to joining Technologix, he was President of the Outsourcing Marketing Division of Computer Sciences Corporation, from 1992.

Mr. Meyer has been a Vice President of the Company since 1987 and served as a director from November 1983 through January 1995.

Mr. O'Loughlin, a Certified Public Accountant, joined the Company in July 1995. He practiced as an independent certified public accountant in California and Massachusetts.

Mr. O'Regan has been Vice President, Data Capture Operations since September 1995. He was employed in the Sales Department from 1986 to 1995 with Advanced Automation Associates, Inc., a wholly owned subsidiary.

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected on an annual basis by the Board of Directors and serve at the discretion of the Board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The Company believes that during the fiscal year ended June 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
The following tables set forth, for the fiscal year ended June 30, 1997 the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company, or would have exceeded $100,000 if they had been employed by the Company for the entire year.

                                                 ANNUAL                                LONG TERM
                                              COMPENSATION                         COMPENSATION AWARD
                                         ---------------------          -----------------------------------------
    NAME AND PRINCIPAL                                                  SECURITIES UNDERLYING         ALL OTHER
    POSITION                  YEAR       SALARY($)     BONUS($)            OPTIONS (#)(1)         COMPENSATION($)
    --------                  ----       ---------     --------         ---------------------     ---------------
    GARY N. ABERNATHY         1997        142,339       10,000                20,000
    President and Chief       1996        110,881                             12,500
     Executive Officer        1995        115,375                             25,000

----------
(1) Amounts are shown after effect of one for four reverse stock split.

STOCK OPTIONS ISSUED

As shown in the above table, Mr. Abernathy was granted options for 20,000 shares on a post reverse split basis of common stock during the year ended June 30, 1997:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                             NUMBER OF SECURITIES        % OF TOTAL OPTIONS/SARS      EXERCISE OR
                              UNDERLYING OPTIONS/          GRANTED TO EMPLOYEES          BASE           EXPIRATION
     NAME                      SARS GRANTED(1)                IN FISCAL YEAR          PRICE ($/SH)         DATE
-----------------            --------------------        -----------------------      ------------    -------------

Gary N. Abernathy                   20,000                         76.2                   .17         Oct. 29, 2001

----------
(1) Amounts are shown after effect of one for four reverse stock split.

STOCK OPTIONS EXERCISED

During the year ended June 30, 1997 no stock options were exercised by the named executive. For the fiscal year ended June 30, 1997 no stock options previously awarded to the named executive were repriced. The following table sets forth, as of June 30, 1997 the exercisable and unexercisable portions of stock options held by the named executive.

                                                                     NUMBER OF SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS AT FISCAL YEAR END (#)(1)
                          SHARES ACQUIRED       VALUE          --------------------------------------------
        NAME              ON EXERCISE ($)    REALIZED ($)      EXERCISEABLE                   UNEXERCISABLE
   -----------------      ---------------    ------------      ------------                 ---------------

   Gary N. Abernathy            -0-              -0-              28,000                         42,000

----------
(1) Amounts are shown after effect of one for four reverse stock split.

As of June 30, 1997 there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executive.

LONG-TERM INCENTIVE PLAN AWARDS

The Company has no Long-term Incentive Plan Awards currently in effect.

COMPENSATION OF DIRECTORS

Outside directors receive compensation of $2,000 per quarter plus actual expenses to attend regular quarterly meetings. For the quarters ended September 30 and December 31, 1995 the Compensation Committee voted to reduce the quarterly compensation to $1,000 per quarter. The Chairman of the Board of Directors receives $6,000 per quarter, plus actual expenses to attend regular meetings.

EMPLOYMENT CONTRACTS

Mr. Abernathy has an employment contract entered into with the Company on January 1, 1995 under which he will perform the duties of the office to which he is elected by the Board of Directors. The contract is for a three year term ending December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of November 7, 1997 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. The numbers of shares are shown estimated for the effect of the one for four reverse stock split (Note 2).

            NAME AND ADDRESS                              NO. OF SHARES        PERCENT OWNED (1)
            ----------------                              -------------        -----------------
            Gary N. Abernathy (2)
            43 Manning Road
            Billerica, MA     01821                          56,789                  1.2

            Robert P. Dunne (3)
            928 Southwest Tenth Street
            Miami, FL 33130                                 217,082                  4.5

            Lee R. Petillon
            21515 Hawthorne Blvd., #1260
            Torrance, CA  90503                              29,500                   *

            Tom W. Olofson (4)
            501 Kansas Ave
            Kansas City, KS  66105                           99,000                  2.1

            Richard P. Kiphart (5)
            222 West Adams
            Chicago, IL 60603                               391,446                  8.2

            Tallard B.V. (6)
            c/o Peder G. Wallenberg
            Amsteldijk 166 Rivierstaete
            1079 LH Amsterdam                             1,653,174                 34.7

            Datamatics Technologies PVT. LTD. (7)
            c/o Dr. Lalit S. Kanodia, Chairman
            Unit #118-120, SDF 4,
            SEEPZ Andheri (East)
            Bombay 400 096, India                           400,000                  8.4

            Pradeep Barthakur (8)
            26 Derby Lane
            Tyngsboro, MA 01879                             205,750                  4.3

            All Directors and Officers
            as a Group (9 persons)                          654,121                 13.7

            * Less than one percent (1%)

----------
(1) Based on 3,901,129 shares outstanding on November 7, 1997, 136,650 exercisable options and warrants to issue an additional 721,000 shares, in aggregate, at such date, for a total of 4,758,779, after effect of the one for four reverse stock split.





(2) The shares beneficially owned by Mr. Abernathy are issued in the following manner: 2,689 shares in the name of Information Control, Inc. which is wholly-owned by Mr. Abernathy, a vested right to acquire 28,000 shares pursuant to stock options, 16,100 shares owned directly, and warrants for 10,000 shares.

(3) The shares beneficially owned by Mr. Dunne consist of: 23,641 shares in the name of Robertson Corporation (of which Mr. Dunne is the sole owner), a vested right to acquire 62,250 shares pursuant to stock options, warrants to purchase 30,000 shares, 75 shares held by the Amy Schneeberger Trust, of which Mr. Dunne is a trustee, 100 shares held by Mrs. Dunne's Individual Retirement Account, and 101,016 shares owned directly.

(4) The shares beneficially owned by Mr. Olofson consist of 56,500 shares owned directly, vested options to purchase 7,500 shares, and warrants to purchase 35,000 shares.

(5) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 325,686 shares owned directly, warrants to purchase 30,000 shares, and 35,760 shares held in total by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(6) The shares beneficially owned by Tallard B.V. are held in the following manner: 1,353,174 shares owned directly by Tallard Infologix, N.V., a wholly owned subsidiary of Tallard, B.V., and warrants to purchase 300,000 shares in the name of Tallard Infologix, N.V. Tallard B.V. is wholly owned by Mr. Wallenberg, and he may be deemed to be the beneficial owner of all shares held by Tallard B.V. and Tallard Infologix N.V.

(7) The shares beneficially owned by Datamatics Technologies PVT. LTD. consist of 200,000 shares owned directly and warrants to purchase 200,000 shares. Datamatics Technologies PVT. LTD. is wholly owned by Dr. Lalit S.
Kanodia, and he may be deemed to be the beneficial owner of these shares.

(8) The shares held by Mr. Barthakur consist of 105,000 shares owned directly, vested rights to purchase 750 shares pursuant to stock options and warrants to purchase 100,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
      The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

      EXHIBIT
      NUMBER
      -------
      10.13    Renewal of credit agreement dated July 1, 1997
      10.14    Renewal of credit agreement dated October 7, 1997
        21     Subsidiaries of the registrant
        27     Financial Data Schedule

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filing set forth below,


EXHIBIT NO.         DESCRIPTION                                       FILED AS EXHIBIT:
-----------         -----------                                       -----------------


   2                Plan of Recapitalization                          2 to Form 8-K dated
                                                                      February 19, 1993

   3                Articles of Incorporation and By-Laws             3 to Form 10-K for the year
                                                                      ended June 30, 1990

   4                Instruments defining the rights security          4 to Form 10-K for the year
                    holders including indentures                      ended June 30, 1990

   4.1              Ten Year Convertible Debenture Note               4 to Form 10-K for the year
                    Agreement                                         ended June 30, 1992

   4.2              Certificate of Determination for the              4 to Form 8-K dated
                    establishment of the Series A Cumulative          February 19, 1993
                    Preferred Stock

   4.3              Registration Rights Agreement dated               4 to Form 8-K dated
                    December 31, 1993 among Saztec                    December 31, 1993
                    International, Inc. Tallard B.V., Barry
                    Craig, and the Preferred Shareholders

   10.1             Stock Purchase Agreement between Saztec           10 to Form 8-K dated
                    International, Inc., and Tallard B.V.             October 5, 1994

   10.2             Agreement dated January 9, 1995 between           10 to Form 10-Q for the
                    Saztec International, Inc. the Meyerson           Quarter ended December 31,
                    Group and the Placement Warrant Holders           1994

   10.3             The rescission of the purchase of CFL, Ltd.       2 to Form 8-K dated
                    common stock                                      February 17, 1993

   10.4             Loan Agreement between Tallard B.V. and           10 to Form 8-K dated
                    Saztec Europe, Ltd                                February 19, 1993

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

   10.6             Renewal of Revolving Credit Agreement             10 to Form 8-K dated June 2,
                                                                      1995

   10.7             Renewal of Revolving Credit Agreement             10 to Form 8-K dated June
                                                                      19, 1995

   10.8             1995 Employee Stock Option Plan                   10.8 to Form 10K-SB, dated
                                                                      September 22, 1993

   10.9             1995 Non-Employee Directors Stock Option          10.9 to Form 10K-SB, dated
                    Plan                                              September 22, 1995





10.10               Employment Agreement for Gary N.                 10.10 to Form 10K-SB, dated
                    Abernathy of January 1, 1995                     September 22, 1995

10.11               Renewal of Revolving Credit Agreement dated      10.11 to Form 10K-SB, dated
                    August 12, 1995                                  September 22, 1995
10.12               Renewal of Revolving Credit Agreement dated      10.12 to Form 10K-SB, dated
                    January 29, 1996                                 December 9, 1996

16                  Change in certifying public accountants          1 to Form 8-K dated January
                                                                     26,1996

99                  Delisting of common stock by NASDAQ Stock        1 to Form 8-K dated November
                    Market, Inc.                                     21, 1995


(B) REPORTS ON FORM 8-K:
      None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 1997

     SAZTEC INTERNATIONAL, INC.

     By: /s/ ROBERT P. DUNNE
        -------------------------
             Robert P. Dunne
             Chairman of the Board and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 1997.

      SIGNATURE                              CAPACITY
      ---------                              --------

      /s/ ROBERT P. DUNNE                    Chairman of the Board and Director
      -------------------------------
      Robert P. Dunne

      /s/ GARY N. ABERNATHY                  President, Chief Executive
      -------------------------------        Officer and Director
      Gary N. Abernathy

      /s/ THOMAS K. O'LOUGHLIN               Vice President and Treasurer
      -------------------------------
      Thomas K. O'Loughlin

      /s/ KENT L. MEYER                      Secretary
      -------------------------------
      Kent L. Meyer

      /s/ TOM W. OLOFSON                     Director
      -------------------------------
      Tom W. Olofson

      /s/ LEE R. PETILLON                    Director
      -------------------------------
      Lee R. Petillon

      /s/ PRADEEP BARTHAKUR                  Director
      -------------------------------
      Pradeep Barthakur

      /s/ TIMOTHY E. MAHONEY                 Director
      -------------------------------
      Timothy E. Mahoney

      /s/ ROBERT W. FORSYTH                  Director
      --------------------------------
      Robert W. Forsyth

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION

10.13          Renewal of Credit Agreement dated July 1, 1997

10.14          Renewal of Credit Agreement dated October 7, 1997.

21             List of subsidiaries.

27             Financial Data Schedule.