Form 10QSB
period 1997-09-30
SAZTEC INTERNATIONAL INC
filed 1997-11-25
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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


                                  508-901-9600
                         (Registrant's Telephone Number)


                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.        Yes [X]         No ___

The number of shares outstanding of registrant's Common Stock at November 14, 1997, was 3,901,129 shares.



                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997

                                    CONTENTS
                                    --------


                                                                                               PAGE
                                                                                               ----


PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements:

           Consolidated Statements of Operations -
              Three months ended September 30, 1997 and 1996                                     3

           Consolidated Balance Sheets - September 30, 1997 and June 30, 1997                    4

           Consolidated Statement of Changes in Stockholders' Equity -
                September 30, 1997                                                               5

           Consolidated Statements of Cash Flows -
              Three months ended September 30, 1997 and 1996                                   6 - 7

           Notes to Consolidated Financial Statements -- September 30, 1997 and
             1996                                                                              8 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                    10


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                                        11

Item 2. Changes in Securities                                                                    11

Item 3. Defaults Upon Senior Securities                                                          11

Item 4. Submission of Matters to a Vote of Security Holders                                      11

Item 5. Other Information                                                                        11

Item 6. Exhibits and Reports on Form 8-K                                                         11

Signatures                                                                                       12




                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                                1997                     1996
                                                                        ------------------      ------------------

    REVENUES                                                                    $1,613,471              $2,375,142

    Cost of services                                                             1,316,242               1,835,518
                                                                        ------------------      ------------------

    GROSS PROFIT                                                                   297,229                 539,624

    Selling and administrative expense                                             496,228                 533,110
                                                                        ------------------      ------------------

    (LOSS) PROFIT FROM OPERATIONS                                                 (198,999)                  6,514

    Interest expense                                                               (12,562)                (24,270)

                                                                        ------------------      ------------------

    (LOSS) BEFORE PROVISION FOR INCOME TAXES                                      (211,561)                (17,756)

    Income tax provision (benefit)                                                    ----                 (21,666)
                                                                        ------------------      ------------------

    NET (LOSS) PROFIT                                                            $(211,561)                 $3,910
                                                                        ==================      ==================

    (LOSS) INCOME PER SHARE OF COMMON STOCK:
    Net (loss) income applicable to common
        stockholders (Note 2)                                                       $(.058)                  $.001
                                                                        ==================      ==================

    Weighted average number of shares (Note 2)                                   3,637,180               3,391,804
                                                                        ==================      ==================

                             See accompanying notes.



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                     ASSETS

                                                                                  SEPTEMBER 30, 1997       JUNE 30, 1997
                                                                                  ------------------      ---------------
                                                                                        (Unaudited)
    CURRENT ASSETS
    Cash and cash equivalents                                                      $        352,417       $       386,785
    Restricted cash                                                                          99,801               192,643
    Accounts receivable, less allowance for doubtful accounts of $44,380
         at September 30 and $45,070 at June 30                                           1,201,914             1,342,831
    Work in process                                                                         286,783               217,518
    Prepaid expenses and other current assets                                               183,027               134,803
    Notes receivable for stock subscribed                                                   560,000               860,000
                                                                                   ----------------       ---------------
    TOTAL CURRENT ASSETS                                                                  2,683,942             3,134,580

    PROPERTY AND EQUIPMENT, NET                                                             326,736               364,040

    OTHER ASSETS
    Goodwill and other intangible assets, less accumulated amortization
         of $66,632 at September 30 and $63,602 at June 30                                  158,730               161,760
    Deposits and other assets                                                               163,884               170,068
                                                                                   ================       ===============
    TOTAL ASSETS                                                                   $      3,333,292       $     3,830,448
                                                                                   ================       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
   Bank note payable                                                                        $59,055              $274,512
   Current portion of long-term debt and capital lease obligations                          204,129               199,460
   Common stock subject to repurchase                                                        33,342                33,342
   Accounts payable                                                                         576,615               569,716
   Accrued liabilities                                                                      400,951               429,396
   Customer deposits                                                                        443,093               456,989
   Excess of billings over costs and estimated earnings                                     223,633               223,633
                                                                                   ----------------       ---------------
   TOTAL CURRENT LIABILITIES                                                              1,940,818             2,187,048

   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                             127,173               151,980
   ACCRUED EXPENSES, NON-CURRENT                                                             35,369                39,546

   STOCKHOLDERS' EQUITY
   COMMON STOCK-NO PAR VALUE; 10,000,000 SHARES AUTHORIZED;
        3,871,963 SHARES ISSUED AT SEPTEMBER 30 AND 3,571,963
        SHARES ISSUED AT JUNE 30, 1997                                                   11,870,811            11,570,811
   Common stock subscribed                                                                  560,000               860,000
   Contributed capital                                                                       14,498                14,498
   Accumulated deficit                                                                  (11,090,081)          (10,878,520)
   Cumulative translation adjustment                                                       (125,296)             (114,915)
                                                                                   ----------------       ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                             1,229,932             1,451,874
                                                                                   ----------------       ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      3,333,292       $     3,830,448
                                                                                   ================       ===============

                             See accompanying notes.




                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 1997

                                  COMMON STOCK          COMMON STOCK
                                                         SUBSCRIBED
                                                                                                                      CUMULATIVE
                                                                                                                      -----------
                          NUMBER  OF                      NUMBER OF                  CONTRIBUTED      ACCUMULATED      TRANSLATION
                         ------------                    ----------                 ------------     ------------     -----------
                            SHARES         AMOUNT          SHARES         AMOUNT      CAPITAL          DEFICIT         ADJUSTMENT
                            ------         ------        ----------       ------    ------------     ------------     -----------

     June 30, 1997       3,571,963      $11,570,811         860,000     $860,000         $14,498     $(10,878,520)     $(114,915)
(1)  Sept. 10, 1997        300,000          300,000        (300,000)    (300,000)
     Net loss                                                                                            (211,561)
     Translation
       adjustment
                                                                                                                         (10,381)

                         ---------      -----------      ----------    ---------       ---------     ------------    -----------
                         3,871,963      $11,870,811      $  560,000    $ 560,000       $  14,498     $(11,090,081)   $  (125,296)


(1) Shares issued per amendment to an escrow agreement connected with a private placement (Note 2).



















                             See accompanying notes.




                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                               1997                    1996
   INCREASE (DECREASE) IN CASH                                             ------------            ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                       $   (211,561)           $      3,910
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                              62,130                 102,249
      Provision for bad debts                                                                            (4,674)
      Reversal of excess income tax accrual                                                             (21,666)
      Other                                                                          21                  (6,763)
   Changes in assets and liabilities:
      Accounts receivable                                                       112,350                 176,117
      Work in process                                                           (64,246)                  9,276
      Prepaid expenses and other current assets                                 (49,034)                 14,345
      Deposits and other assets                                                  (1,506)
      Accounts payable                                                           14,733                 (78,871)
      Accrued liabilities                                                       (26,481)               (194,735)
      Customer deposits and non-current accrued expenses                         (1,332)                (57,316)
                                                                           ------------            ------------
   NET CASH USED IN OPERATING ACTIVITIES                                       (164,926)                (58,128)
                                                                           ------------            ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                       (27,034)                 (8,232)
      Payments received on notes receivable                                       4,937                   4,514
      Decrease (Increase) in restricted cash                                     92,842                 (24,118)
                                                                           ------------            ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           70,745                 (27,836)
                                                                           ------------            ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on debt and capital lease
           obligations                                                          (18,042)                (49,709)
      Borrowings on revolving credit line                                       537,049                 986,879
      Payments on revolving credit line                                        (752,506)             (1,039,733)
      Proceeds from common stock issue                                          300,000                 300,000
                                                                           ------------            ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                     66,501                 197,437
                                                                           ------------            ------------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (6,688)                 (8,299)
                                                                           ------------            ------------

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (34,368)                103,174

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             386,785                 222,023
                                                                           ------------            ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    352,417            $    325,197
                                                                           ============            ============


                             See accompanying notes.




                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                                               1997                    1996
                                                                           ------------            ------------


   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Financed purchases of property and equipment through notes payable                              $      8,910
                                                                                                   ============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid during the period for:
         Interest                                                          $     11,600            $     24,212
                                                                           ============            ============






                            See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



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

The Company's shareholders approved a one for four reverse stock split which was effective November 7, 1997. All share and per share amounts have been restated to account for the reverse split.

NOTE 2.  COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 30,000 shares (on a pre-reverse split basis) at $8.00 per share. The put option was exerciseable at 2,500 shares ($20,000) per quarter through April, 1996. The options were exercised in their entirety and at September 30, 1997, $33,342, and at September 30, 1996, $95,110 remained payable to the selling shareholders.

Subsequent to one of the three private placements of common stock completed during the quarter ended March 31, 1994 management agreed to issue 91,666 additional shares to the participants of one of the placements. At June 30, 1995, 62,500 of the shares had been issued. On September 30, 1997 and November 6, 1997 the remaining participants filed the required agreements and on October 22 and November 6, 1997 3,333 and 20,833 shares were issued, respectively.

On June 29, 1997 the Company and several current shareholders and shareholder/directors agreed to a private placement of 860,000 shares of common stock and warrants to purchase 860,000 additional shares of common stock. The cost of the shares and warrants of $860,000 was placed in escrow. The placement was contingent on the Company's shareholders consent to a one for four reverse stock split and an amendment to the Company's Restated Articles of Incorporation, which amendment increases from 5,000,000 to 10,000,000 the number of shares of common stock (on a post-reverse split basis) the Company is authorized to issue. In September, the Company and one of the participants agreed to the release of $300,000 from the participant's escrow account and 300,000 shares and warrants were issued September 10, 1997.

On October 31, 1997 the Company's shareholders consented to the reverse split and the amendment, effective November 7, 1997. The remaining 560,000 shares were issued November 14, 1997.

NOTE 3. FOREIGN OPERATIONS AND MAJOR CUSTOMERS-SEGMENTS

Revenues, income (loss) before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium.

Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                                QUARTER ENDED SEPTEMBER 30,
                                                      1997               1996
                                                      ----               ----
     Revenue
        United States                             $818,662         $1,044,706
        United Kingdom/Western Europe              794,809          1,330,436
                                         --------------------------------------
                                                $1,613,471         $2,375,142
                                         ======================================

     Income (loss) before income taxes
        United States                            $(148,309)           $21,492
        United Kingdom/Western Europe              (63,252)           (39,248)
                                         --------------------------------------
                                                $ (211,561)          $(17,756)
                                         ======================================

     Depreciation
        United States                              $24,682            $48,255
        United Kingdom/Western Europe               34,418             50,913
     Amortization-U.S. only                          3,030              3,081
                                         ======================================
                                                   $62,130           $102,249
                                         ======================================

     Identifiable Assets                  SEPTEMBER 30, 1997      JUNE 30, 1997
        United States                           $1,927,326         $2,415,816
        United Kingdom                           1,405,966          1,414,632
                                         --------------------------------------
                                                $3,333,292         $3,830,448
                                         ======================================

NOTE 4. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year which totaled 3,637,180 and 3,391,804 for the quarters ended September 30, 1997, and 1996, respectively. The inclusion of common stock equivalents would have been antidilutive and were not included for the quarter ended September 30, 1997.

Effective for periods ending after December 15, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The standard amends the computation of earnings per share to provide for two measures, Basic Earnings Per Share and Dilutive Earnings Per Share. Under this standard, the Company would have reported the following for the quarters ended September 30:

                           BASIC EPS                DILUTIVE EPS
        1997                $(.058)                    $(.058)
        1996                 $.001                      $.001

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1997 decreased to $1,613,471 from $2,375,142 for the quarter ended September 30, 1996, a drop of 32%. U.S. revenue for the quarter decreased 21.6% and European revenue was off 40%. The sales mix in the United States and Europe was relatively unchanged from the prior year period. Revenue from foreign sources comprised 49% of consolidated revenues for the first three months of the current year as compared with 56% in the prior year. Management expects revenue in both Europe and the United States to improve in the second quarter of the current fiscal year.

Gross margin of 18.4% with a gross profit of $297,229 is 4.3% lower than the 22.7% margin and $539,624 of gross profit for the first quarter of the prior year due to continued underutilized capacity and competitive pricing pressure.

Selling and administrative (S&A) expenses for the current year quarter decreased $36,882 to $496,228 from $533,110 for the same period in the prior year. S&A expense as a percentage of sales increased to 30.7% from 22.4% in the prior year.

Net cash of $(164,926) was used in operating activities primarily to cover the net loss of $(211,561). Proceeds from a portion of the private placement received September 10, 1997 reduced the Company's dependency on the revolving line of credit.

CAPITAL RESOURCES AND LIQUIDITY

The Company's revolving credit agreement is secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings were 80% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level of $270,000. The note, which was due July 1, 1997 was renewed through October 1, 1997, then renewed through April 1, 1998. Maximum borrowings under the new agreement decline $10,000 per month beginning November 1, 1997 from $270,000. Available borrowing is restricted to 70% of eligible receivables. The Company was in compliance with the agreement's covenants at September 30, 1997. Outstanding borrowings on that date were $59,055 and $274,512 at June 30, 1997.

The Company's unrestricted cash balance of $352,417 on September 30, 1997 decreased by $34,368 from the balance at June 30, 1997. Working capital decreased $204,408 during the quarter, which approximates the operating loss for the period.

The Company and one shareholder participating in the Company's private placement of common stock amended the escrow and subscription agreement with respect to that shareholder/participant which authorized the release of $300,000 from escrow on September 10, 1997 in payment for 300,000 units consisting of 300,000 shares of common stock and 300,000 warrants to purchase common shares. The balance of the proceeds from the private stock placement of $560,000 to purchase 560,000 units were released from escrow and received by the Company on November 14, 1997.

                           SAZTEC INTERNATIONAL, INC.
                         SEPTEMBER 30, 1996 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed a Schedule 14A with the Security and Exchange Commission to solicit shareholder consent to a one for four reverse stock split and an amendment to the Company's Restated Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 5,000,000 to 10,000,000, after giving effect to the reverse stock split. On October 31, 1997 the Company's shareholders approved the measures with a majority of shares voted in consent of 54.63%, or 8,460,700 shares.

As a result of the reverse stock split, four outstanding shares of common stock of the Company will be combined into one share of common stock, effective the close of business on Friday, November 7, 1997. Cash will be paid for fractional shares at the $.125 per pre-reverse split share, the closing price of the stock at the close of business on November 7, 1997. The respective ownership of the Company by each shareholder is not affected by the one for four reverse stock split. The CUSIP number for the Company's common stock on a post reverse split basis is 805842 20 0.

The Company's Certificate of Amendment of Articles of Incorporation is filed as an exhibit to this report.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
The following Exhibits are filed by attachment to this Form 10-QSB:

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
  3.(i)           Certificate of Amendment of Articles of Incorporation
                       of Saztec International, Inc.
  27              Financial Data Schedule

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

 Dated: November 14, 1997



    SAZTEC INTERNATIONAL, INC.
    --------------------------
    (Registrant)

                                               By:  /s/ THOMAS K. O'LOUGHLIN
                                                   ------------------------
                                                   Thomas K. O'Loughlin
                                                   Treasurer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------


 3.(i)           Certificate of Amendment of Articles of Incorporation
                   of Saztec International, Inc.

  27              Financial Data Schedule