Form 10QSB
period 1997-12-31
SAZTEC INTERNATIONAL INC
filed 1998-02-05
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of registrant's Common Stock at January 29, 1998, was 4,461,129 shares.

                           SAZTEC INTERNATIONAL, INC.

                                   FORM 10-QSB

                                     FOR THE
                         QUARTER ENDED DECEMBER 31, 1997

                                                                                     PAGE
                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Operations --
           Three months ended December 31, 1997 and 1996                               3

        Consolidated Statements of Operations --                                       4
           Six months ended December 31, 1997 and 1996

        Consolidated Balance Sheets -- December 31, 1997 and June 30, 1997             5

        Consolidated Statement of Changes in Stockholders' Equity                      6

        Consolidated Statements of Cash Flows --
           Six months ended December 31, 1997 and 1996                              7 - 8

        Notes to Consolidated Financial Statements - December 31, 1997              9 - 11

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                        12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                             13

Item 2. Changes in Securities                                                         13

Item 3. Defaults Upon Senior Securities                                        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                    Not Applicable

Item 5. Other Information                                                             13

Item 6. Exhibits and Reports on Form 8-K                                              13

Signatures                                                                            14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                                        1997                 1996
                                                                        ----                 ----
   REVENUES                                                       $1,964,749           $2,641,965

   Cost of services                                                1,583,791            2,084,648
                                                          --------------------  -------------------
   GROSS PROFIT                                                      380,958              557,317

   Selling and administrative expense                                510,245              609,079
                                                          --------------------  -------------------
   LOSS FROM OPERATIONS                                             (129,287)             (51,762)

   Interest expense                                                  (11,698)             (22,658)
                                                          --------------------  -------------------
   NET LOSS                                                        $(140,985)            $(74,420)
                                                          ====================  ===================

   LOSS PER SHARE OF COMMON STOCK:

   Net loss applicable to common stockholders                          $(.03)               $(.02)
                                                          ====================  ===================
   Weighted average number of shares                               4,176,845            3,574,413
                                                          ====================  ===================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                                        1997                 1996
                                                                        ----                 ----
   REVENUES                                                       $3,578,220           $5,017,108

   Cost of services                                                2,900,033            3,920,166
                                                          --------------------  -------------------
   GROSS PROFIT                                                      678,187            1,096,942

   Selling and administrative expense                              1,006,473            1,142,190
                                                          --------------------  -------------------
   LOSS FROM OPERATIONS                                             (328,286)             (45,248)

   Interest expense                                                  (24,260)             (46,928)
                                                          --------------------  -------------------
   Loss before benefit for income tax                              $(352,546)             (92,176)

   Benefit for income tax                                                                 (21,666)
                                                          --------------------  -------------------
   NET LOSS                                                        $(352,546)            $(70,510)
                                                          ====================  ===================
   LOSS PER SHARE OF COMMON STOCK:

   Net loss applicable to common stockholders                          $(.09)               $.(02)
                                                          ====================  ===================
   Weighted average number of shares                               3,907,013            3,481,478
                                                          ====================  ===================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997

                                     ASSETS

                                                                                 DEC. 31,                JUNE 30,
                                                                                     1997                    1997
                                                                                     ----                    ----
                                                                              (Unaudited)
   CURRENT ASSETS
   Cash and cash equivalents                                                     $581,138                $386,785
   Restricted cash                                                                 73,703                 192,643
   Accounts receivable, less allowance for doubtful accounts of $44,164
         at December 31, 1997 and $45,070 at June 30, 1997                      1,600,351               1,342,831
   Work in process                                                                370,643                 217,518
   Prepaid expenses and other current assets                                      120,112                 134,803
   Note receivable for stock subscribed                                                                   860,000
                                                                            ---------------    --------------------
   TOTAL CURRENT ASSETS                                                         2,745,947               3,134,580

   EQUIPMENT, NET                                                                 353,475                 364,040
   OTHER ASSETS
   Goodwill and other intangible assets, less accumulated amortization
         of $57,542 at December 31, 1997 and $51,482 at June 30, 1997             155,700                 161,760
   Deposits and other assets                                                      135,978                 170,068
                                                                            ---------------    --------------------
   TOTAL ASSETS                                                                $3,391,100              $3,830,448
                                                                            ===============    ====================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Notes payable                                                                  $132,936                $274,512
  Current portion long-term debt and capital lease obligations                    264,147                 199,460
  Common stock subject to repurchase                                               33,342                  33,342
  Accounts payable                                                                479,320                 569,716
  Accrued liabilities                                                             477,791                 429,396
  Customer deposits                                                               607,254                 456,989
  Excess of billings over costs and estimated earnings                            223,633                 223,633
                                                                            ---------------    --------------------
  Total current liabilities                                                     2,218,423               2,187,048

  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION               43,905                 151,980
  ACCRUED EXPENSE                                                                  32,930                  39,546

  STOCKHOLDERS' EQUITY
  Preferred stock-no par value;  1,000,000 shares authorized; no shares issued
  Common stock-no par value; 10,000,000 shares authorized;
        4,461,129 shares issued at December 31, 1997, and 3,571,963
        shares issued at June 30, 1997                                         12,430,811              11,570,811
  Common stock subscribed                                                                                 860,000
  Contributed capital                                                              14,498                  14,498
  Accumulated deficit                                                         (11,231,066)            (10,878,520)
  Cumulative translation adjustment                                              (118,401)               (114,915)
                                                                            ---------------    --------------------
  Total stockholders' equity                                                    1,095,842               1,451,874
                                                                            ---------------    --------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $3,391,100              $3,830,448
                                                                            ===============    ====================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                DECEMBER 31, 1997

                                   Common Stock         Common Stock
                                                         Subscribed

                                                                                                            CUMULATIVE
                            NUMBER OF                  NUMBER OF               CONTRIBUTED    ACCUMULATED   TRANSLATION
                               SHARES       AMOUNT        SHARES      AMOUNT       CAPITAL        DEFICIT    ADJUSTMENT
                            ---------       ------     ---------      ------   -----------    -----------   -----------
     June 30, 1997          3,571,963  $11,570,811       860,000    $860,000       $14,498   $(10,878,520)   $(114,915)
(1)  September 10, 1997       300,000      300,000      (300,000)   (300,000)
(2)  October 22, 1997           8,333            -
(2)  November 6, 1997          20,833            -
(1)  November 14, 1997        560,000      560,000      (560,000)   (560,000)
     Net loss                                                                                    (352,546)
     Translation adjustment                                                                                     (3,486)
                            ---------  -----------      --------    --------       -------     -----------   ---------
                            4,461,129  $12,430,811             0          $0       $14,498   $(11,231,066)   $(118,401)

(1) Shares issued pursuant to a private placement completed November 14, 1997 (Note2).
(2) Shares issued pursuant to an amendment to a private placement completed March 31, 1994 (Note 2).

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                                                 1997              1996
                                                                                 ----              ----
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $(352,546)         $(70,514)
   Adjustments to reconcile net loss to net cash used in
          operating activities:
      Depreciation and amortization                                           121,432           198,061
      Provision for bad debts                                                    (699)           (4,674)
      Other                                                                        17            (8,308)
   Changes in assets and liabilities:
      Accounts receivable                                                    (115,127)          127,859
      Work in process                                                        (305,501)          213,721
      Prepaid expenses and other current assets                                (5,254)           54,498
      Deposits and other assets                                                46,079
      Accounts payable                                                        (90,286)         (210,499)
      Accrued liabilities                                                      44,547          (153,171)
      Customer deposits and non-current accrued expenses                      155,964          (276,332)
      Income taxes payable                                                                      (21,666)
                                                                       --------------------------------
   NET CASH USED IN OPERATING ACTIVITIES                                     (501,374)         (151,025)
                                                                       --------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to equipment                                                 (106,463)           (9,320)
      Payments received on notes receivable                                     8,380             9,130
      Decrease in restricted cash                                             118,940              (185)
                                                                       --------------------------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         20,857              (375)
                                                                       --------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on debt and capital lease obligations                (42,714)          (97,116)
      Borrowings on revolving credit line                                   1,325,114         1,885,842
      Payments on revolving credit line                                    (1,466,689)       (1,995,551)
      Proceeds from common stock issue                                        860,000           300,000
                                                                       --------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                  675,711            93,175
                                                                       --------------------------------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (841)           18,996
                                                                       --------------------------------
   NET INCREASE (DECREASE) IN CASH                                            194,353           (39,229)

   CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                386,785           222,023
                                                                       --------------------------------
   CASH AND EQUIVALENTS AT END OF PERIOD                                     $581,138          $182,794
                                                                       ================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                                           1997                    1996
                                                                           ----                    ----
   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                        $16,567                 $42,866
                                                             ==================       =================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

Effective for interim and annual periods ending after December 15, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The standard amends the computation of earnings per share to provide for two measures, Basic Earnings Per Share and Dilutive Earnings Per Share. The effect of this standard is reflected in the financial statements.

The Company's shareholders approved a one for four reverse stock split which became effective November 7, 1997. All share and per share amounts have been restated to account for the reverse split.

NOTE 2.  COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 30,000 shares at $8.00 per share. The put option was exercisable at 2,500 shares ($20,000) per quarter through April, 1996. The options were exercised in their entirety and at December 31, 1997 and 1996, $33,342 and $95,110 remained payable to the selling shareholders, respectively.

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

On June 29, 1997 the Company and several current shareholders and shareholder/directors agreed to a private placement of 860,000 shares of common stock and warrants to purchase 860,000 additional shares of common stock. The cost of the shares and warrants of $860,000 was placed in escrow. The placement was contingent on the Company's shareholders consent to a one for four reverse stock split and an amendment to the Company's Restated Articles of Incorporation, which amendment increases from 5,000,000 to 10,000,000 the number of shares of common stock the Company is authorized to issue. In September, the Company and one of the participants agreed to the release of $300,000 from the participant's escrow account and 300,000 shares and warrants were issued September 10, 1997.

On October 31, 1997 the Company's shareholders consented to the reverse split and the amendment, effective November 7, 1997. The remaining 560,000 shares were issued November 14, 1997.

NOTE 3. FOREIGN OPERATIONS AND MAJOR CUSTOMERS-SEGMENTS

United Kingdom/Western Europe amounts in the following tables relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                                SEPTEMBER 30, 1997            DECEMBER 31, 1997                   TOTAL
                                                ------------------            -----------------                   -----
Revenue
  United States                                           $818,662                     $982,126              $1,800,788
  United Kingdom/Western Europe                            794,809                      982,623               1,777,432
                                              -------------------------------------------------------------------------
                                                        $1,613,471                   $1,964,749              $3,578,220
                                              =========================================================================
Income (loss) before income taxes
  United States                                          $(148,309)                    $(34,704)              $(183,013)
  United Kingdom/Western Europe                            (63,252)                    (106,281)               (169,533)
                                              -------------------------------------------------------------------------
                                                         $(211,561)                   $(140,985)              $(352,546)
                                              =========================================================================
Depreciation
  United States                                            $24,682                      $23,730                 $48,412
  United Kingdom/Western Europe                             34,418                       32,542                  66,960
Amortization-U.S. only                                       3,030                        3,030                   6,060
                                              -------------------------------------------------------------------------
                                                           $62,130                      $59,302                $121,432
                                              =========================================================================

                                                SEPTEMBER 30, 1996            DECEMBER 31, 1996                   TOTAL
                                                ------------------            -----------------                   -----
Revenue
  United States                                         $1,044,706                   $1,030,578              $2,075,284
  United Kingdom/Western Europe                          1,330,436                    1,611,388               2,941,824
                                              -------------------------------------------------------------------------
                                                        $2,375,142                   $2,641,966              $5,017,108
                                              =========================================================================
Income (loss) before income taxes
  United States                                            $21,492                     $(57,541)               $(36,049)
  United Kingdom/Western Europe                            (39,248)                     (16,879)                (56,127)
                                              -------------------------------------------------------------------------
                                                          $(17,756)                    $(74,420)               $(92,176)
                                              =========================================================================
Depreciation
  United States                                            $48,255                      $45,710                 $93,965
  United Kingdom/Western Europe                             50,913                       47,072                  97,985
Amortization-U.S. only                                       3,081                        3,030                   6,111
                                              -------------------------------------------------------------------------
                                                          $102,249                      $95,812                $198,061
                                              =========================================================================


                                                 DECEMBER 31, 1997                JUNE 30, 1997
                                                 -----------------                -------------
Identifiable Assets
  United States                                         $1,842,760                   $2,415,816
  United Kingdom                                         1,548,340                    1,414,632
                                              -------------------------------------------------
                                                        $3,391,100                   $3,830,448
                                              =================================================

NOTE 4. EARNINGS (LOSS) PER SHARE

During the six month periods ended December 31, 1997 and 1996 the following potentially dilutive securities were outstanding:

                                   1997                                 1996
                          NUMBER         PRICE RANGE           NUMBER          PRICE RANGE
                                             $                                      $
Employee options         155,500         .68 - 4.13           149,250           .68 - 4.13
Other options            106,250         .68 - 4.13            91,250          1.00 - 4.13
Warrants               1,641,000            2.00              446,000          2.00 - 6.00

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the six months ended December 31, 1997, declined to $3,578,220 from $5,017,108 for the six months ended December 31, 1996, a decrease of $1,438,888 or (28.7%). Revenue for the quarter ended December 31, 1997, of $1,964,749 was down $677,217 from the $2,641,965 earned for the quarter ended December 31, 1996. The decline is due to reduced volume of retrospective conversion projects at Saztec Europe Ltd.. Revenue for the current year six month period for Saztec Europe Ltd. declined $1,164,392 as compared to the six months ended December 31, 1996.

Gross profit for the quarter ended December 31, 1997 of $380,958 improved $83,729 over the quarter ended September 30, 1997, but is $176,359 less than the prior year second quarter. Current year to date gross profit is $418,755 less than the prior year six month figure. The decline in gross profit follows from lower revenues. Gross margin for the three and six month periods ended December 31, 1997 is 1.7% and 2.9% less than that achieved in the same periods of the prior year. This is due to the effect of spreading fixed costs over a reduced volume and downward pressure on pricing due to competition.

Some savings were achieved in selling and administrative expense for the first two quarters of the current year over the prior year amounts. Selling expenses recorded of $398,334 for the first two quarters of the current year are $54,044 less than the $452,378 spent in the prior year expense six month period. The savings were realized at a consistent rate over the two quarters. Administrative expense for the first two quarters of the current year of $608,139 is $81,673 less than the prior year period figure of $689,812.

Loss from operations for the first two quarters through December 31, 1997 increased to $328,286 from the loss for the first six months of the prior year of $45,248 as a result of the reduced gross profit.

Cash used in operating activities for the six month period of $501,374 reflects the net loss of $352,546 and increases in accounts receivable and work in process over June 30, 1997 balances. Funding was provided by the private placement completed November 14, 1997 which resulted in $860,000. $106,463 of this was used to purchase production equipment.

CAPITAL RESOURCES AND LIQUIDITY

The Company has a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0%. Available borrowings are 70% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level that declines $10,000 per month from $270,000 at October 1, 1997 until maturity on April 1, 1998. The Company is in compliance with the restrictive covenants contained in the agreement at December 31, 1997 and at June 30, 1997 was in compliance with the covenants contained in the agreement which expired October 1, 1997. Aggregate borrowings were $132,936 and $274,512 on December 31, 1997 and June 30, 1997, respectively.

The Company's unrestricted cash balance increased to $581,138 at December 31, 1997 from $386,785 at June 30, 1997. Working capital decreased $420,008, to $527,524, at December 31, 1997 from $947,532 at June 30, 1997. The decrease reflects the net loss for the six months net of depreciation and amortization, equipment purchases, and the increase in the principal amounts of notes payable due within twelve months of December 31, 1997, during the period.

                           SAZTEC INTERNATIONAL, INC.
                          DECEMBER 31, 1997 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(A) EXHIBITS
The following Exhibit is filed by attachment to this Form 10-QSB/A:

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT             PAGE
-------                 ----------------------             ----
   27                   Financial Data Schedule             15

(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 29, 1998

        SAZTEC INTERNATIONAL, INC.
        --------------------------
        (Registrant)

                                             By:  /s/ THOMAS K. O'LOUGHLIN
                                                  ------------------------
                                                  Thomas K. O'Loughlin
                                                  Treasurer

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------
  27            Financial Data Schedule