Form 10QSB
period 1998-03-31
SAZTEC INTERNATIONAL INC
filed 1998-05-04
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998

                         Commission File Number 0-15353

                          ----------------------------
                           SAZTEC INTERNATIONAL, INC.

            CALIFORNIA                                           33-0178457
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                 43 MANNING ROAD, BILLERICA, MASSACHUSETTS 01821
                 -----------------------------------------------
                     (Address of Principal Executive Office)

                                  978-901-9600
                         -------------------------------
                         (Registrant's Telephone Number)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock at April 27, 1998, was 4,461,129 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998

                                    CONTENTS

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

           Consolidated Statements of Operations for the
              three months ended March 31, 1998 and 1997               3

           Consolidated Statements of Operations for the               4
              nine months ended March 31, 1998 and 1997

           Consolidated Balance Sheets -- March 31, 1998
              and June 30, 1997                                        5

           Consolidated Statement of Changes in Stockholders'
              Equity for the nine months ended March 31, 1998          6

           Consolidated Statements of Cash Flows for the
              nine months ended March 31, 1998 and 1997              7 - 8

           Notes to Consolidated Financial Statements --
              March 31, 1998 and 1997                               9 - 11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 2. Changes in Securities                                          13

Item 3. Defaults Upon Senior Securities                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders            13

Item 5. Other Information                                              13

Item 6. Exhibits and Reports on Form 8-K                               13

Signatures                                                             14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                          1998          1997
                                                      -----------   -----------
REVENUES                                              $ 2,271,910   $ 2,374,030

Cost of services                                        1,716,596     1,963,917
                                                      -----------   -----------

Gross profit                                              555,314       410,113

Selling and administrative expense                        477,079       498,362
                                                      -----------   -----------

Income (Loss) from operations                              78,235       (88,249)

Interest expense                                           11,281        16,091
                                                      -----------   -----------

Income (Loss) before provision for income taxes            66,954      (104,340)

Provision (benefit) for income taxes                       14,368       (16,894)
                                                      -----------   -----------

Net income (loss)                                     $    52,586   $   (87,446)
                                                      ===========   ===========
Income (Loss) per share of common stock (Note 4):

Basic and diluted net income (loss) per share         $       .01   $      (.02)
                                                      ===========   ===========

Net income (loss) per share- assuming dilution        $       .01
                                                      ===========

Weighted average number of shares-basic                 4,461,129     3,574,413
                                                      ===========   ===========

Weighted average number of shares- diluted              4,543,927
                                                      ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                         1998           1997
                                                     -----------    -----------
REVENUES                                             $ 5,850,130    $ 7,391,138

Cost of services                                       4,616,629      5,884,083
                                                     -----------    -----------

Gross profiT                                           1,233,501      1,507,055

Selling and administrative expense                     1,483,552      1,640,552
                                                     -----------    -----------

Loss from operations                                    (250,051)      (133,497)

Interest expense                                          35,541         63,019
                                                     -----------    -----------

Loss before provision for income taxes                  (285,592)      (196,516)

Provision (benefit) for income taxes                      14,368        (38,560)
                                                     -----------    -----------

Net loss                                             $  (299,960)   $  (157,956)
                                                     ===========    ===========
LOSS PER SHARE OF COMMON STOCK:

Basic net loss applicable to common stockholders     $      (.07)   $      (.04)
                                                     ===========    ===========

Weighted average number of shares                      4,089,022      3,512,004
                                                     ===========    ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997

                                     ASSETS
                                                                                   MARCH 31, 1998   JUNE 30, 1997
                                                                                   --------------   ------------
                                                                                     (UNAUDITED)
 Current assets
 Cash and cash equivalents                                                          $    550,734    $    386,785
 Restricted cash                                                                          50,338         192,643
 Accounts receivable, less allowance for doubtful accounts of $57,223 and $45,070
        at March 31, 1998 and June 30, 1997                                            1,980,198       1,342,831
 Work in process                                                                         249,283         217,518
 Prepaid expenses and other current assets                                               133,514         134,803
 Note receivable for stock subscribed (Note 2)                                                           860,000
                                                                                    ------------    ------------
 Total current assets                                                                  2,964,067       3,134,580

 Equipment, net                                                                          433,845         364,040
 Other assets
 Goodwill and other intangible assets, less accumulated amortization of $72,692
        and $63,602 at March 31, 1998 and June 30, 1997                                  152,670         161,760
 Deposits and other assets                                                               118,895         170,068
                                                                                    ------------    ------------

 Total assets                                                                       $  3,669,477    $  3,830,448
                                                                                    ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable                                                                       $    179,108    $    274,512
Current portion of long-term debt and capital lease obligations                          260,279         199,460
Common stock subject to repurchase (Note 2)                                                               33,342
Accounts payable                                                                         455,297         569,716
Accrued liabilities                                                                      709,863         429,396
Customer deposits                                                                        785,760         456,989
Excess of billings over costs and estimated earnings                                      56,200         223,633
                                                                                    ------------    ------------
Total current liabilities                                                              2,446,507       2,187,048

Long-term debt and capital lease obligations                                              36,508         151,980
Accrued expenses, non-current                                                             30,155          39,546

Stockholders' equity
Common stock-no par value; 10,000,000 shares authorized; 4,461,129 shares
       issued at March 31, 1998, and 3,571,963 shares issued at June 30, 1997         12,430,811      11,570,811
Common stock subscribed (Note 2)                                                                         860,000
Contributed capital                                                                       14,498          14,498
Accumulated deficit                                                                  (11,178,480)    (10,878,520)
Cumulative translation adjustment                                                       (110,522)       (114,915)
                                                                                    ------------    ------------
Total stockholders' equity                                                             1,156,307       1,451,874
                                                                                    ------------    ------------
Total liabilities and stockholders' equity                                          $  3,669,477    $  3,830,448
                                                                                    ============    ============

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998

                                 COMMON STOCK          COMMON STOCK
                                                        SUBSCRIBED
                          ---------------------------  ------------                                                  CUMULATIVE
                          NUMBER OF                       NUMBER OF                    CONTRIBUTED    ACCUMULATED    TRANSLATION
                           SHARES            AMOUNT        SHARES          AMOUNT        CAPITAL        DEFICIT       ADJUSTMENT
                          ---------       -----------     ---------      ---------     -----------   ------------    -----------
     June 30, 1997        3,571,963       $11,570,811      860,000       $ 860,000       $14,498     $(10,878,520)    $(114,915)
(1)  September 10, 1997     300,000           300,000     (300,000)       (300,000)
(2)  October 22, 1997         8,333                 -
(2)  November 6, 1997        20,833                 -
(1)  November 14, 1997      560,000           560,000     (560,000)       (560,000)
     Net loss                                                                                            (299,960)
     Translation
       adjustment                                                                                                         4,393
                          ---------       -----------     --------       ---------       -------     ------------     ---------
                          4,461,129       $12,430,811            0              $0       $14,498     $(11,178,480)    $(110,522)

(1) Shares issued pursuant to a private placement completed November 14, 1997 (Note2).
(2) Shares issued pursuant to an amendment to a private placement completed March 31, 1994 (Note 2).

                            See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                      1998           1997
                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                          $  (299,960)   $  (157,956)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                      179,366        287,510
   Provision for bad debts                                             12,062         (4,448)
   Loss on sale of assets                                               2,333
   Other                                                                   17        (17,054)
Changes in assets and liabilities:
   Accounts receivable                                               (681,434)       298,003
   Work in process                                                   (165,389)       208,408
   Prepaid expenses and other current assets                          (17,657)        32,994
   Deposits and other assets                                           59,316            975
   Accounts payable                                                  (116,871)      (312,437)
   Accrued liabilities                                                268,829        (26,775)
   Customer deposits and non-current accrued expenses                 327,067       (288,318)
   Income taxes payable                                                              (38,560)
                                                                  -----------    -----------
Net cash used in operating activities                                (434,654)       (15,325)
                                                                  -----------    -----------
Cash flows from investing activities:
   Additions to equipment                                            (226,714)       (18,239)
   Payments received on note receivable                                11,937         14,113
   (Increase) decrease in restricted cash                             142,305         (7,433)
                                                                  -----------    -----------
Net cash used in investing activities                                 (72,470)       (11,559)
                                                                  -----------    -----------
Cash flows from financing activities:
   Principal payments on debt and capital lease
        obligations                                                  (101,410)      (156,359)
   Borrowings on revolving credit agreement                         2,098,554      2,675,154
   Payments on revolving credit agreement                          (2,193,958)    (2,832,936)
   Net proceeds from issuance of common stock                         860,000        300,000
                                                                  -----------    -----------
Net cash provided by (used in) financing activities                   663,186        (14,141)
                                                                  -----------    -----------

Effect of exchange rate changes on cash                                 7,887         11,766
                                                                  -----------    -----------

Net increase (decrease) in cash                                       163,949        (29,259)

Cash and cash equivalents at beginning of period                      386,785        222,023
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $   550,734    $   192,764
                                                                  ===========    ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                            1998      1997
                                                                          -------   -------
Supplemental schedule of non-cash investing and financing activities:
Purchase of equipment through issuance of notes payable and capital
     lease obligations                                                    $13,624   $ 8,910
                                                                          =======   =======

Partial settlement of Common Stock Repurchase obligation                            $14,110
                                                                                    =======
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                            $24,221   $60,109
                                                                          =======   =======

        Income taxes                                                      $14,368
                                                                          =======

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997

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

Certain reclassifications have been made to the fiscal 1997 financial statements to conform with the current year's presentation.

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

NOTE 2.  COMMON STOCK

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the Company granted a put option to the selling shareholders to repurchase 120,000 shares at $2.00 per share. The put option was exercisable at 10,000 shares ($20,000) per quarter through April, 1996. The options were exercised in their entirety and at June 30, 1997 $33,342 remained payable to the selling shareholders.

Subsequent to one of the three private placements of common stock completed during the quarter ended March 31, 1994 management agreed to issue 91,666 additional shares to the participants of one of the placements. At June 30, 1995, 62,500 of the shares had been issued. On September 30, 1997 and November 6, 1997 the remaining participants filed the required agreements and on October 22 and November 6, 1997 8,333 and 20,833 shares were issued, respectively.

On June 29, 1997 the Company and several current shareholders and shareholder/directors agreed to a private placement of 860,000 shares of common stock and warrants to purchase 860,000 additional shares of common stock. The cash for the shares and warrants of $860,000 was placed in escrow. The placement was contingent on the Company's shareholders consent to a one for four reverse stock split and an amendment to the Company's Restated Articles of Incorporation, which amendment increases from 5,000,000 to 10,000,000 the number of shares of common stock the Company is authorized to issue. In September 1997, the Company and one of the participants agreed to the release of $300,000 from the participant's escrow account and 300,000 shares and warrants were issued September 10, 1997.

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

                                   SEP 30, 1997    DEC 31, 1997   MAR 31, 1998       TOTAL
                                   ------------    ------------   ------------   -----------
Revenue
   United States                    $   818,662    $   982,126    $ 1,168,268    $ 2,969,056
   United Kingdom/Western Europe        794,809        982,623      1,103,642      2,881,074
                                    -----------    -----------    -----------    -----------
                                    $ 1,613,471    $ 1,964,749    $ 2,271,910    $ 5,850,130
                                    ===========    ===========    ===========    ===========
Income (loss) before income taxes
   United States                    $  (148,309)   $   (34,704)   $    70,080    $  (112,933)
   United Kingdom/Western Europe        (63,252)      (106,281)        (3,126)      (172,659)
                                    -----------    -----------    -----------    -----------
                                    $  (211,561)   $  (140,985)   $    66,954    $  (285,592)
                                    ===========    ===========    ===========    ===========
Depreciation
   United States                    $    24,682    $    23,730    $    23,457    $    71,869
   United Kingdom/Western Europe         34,418         32,542         31,447         98,407
Amortization-U.S. only                    3,030          3,030          3,030          9,090
                                    ===========    ===========    ===========    ===========
                                    $    62,130    $    59,302    $    57,934    $   179,366

                                    ===========    ===========    ===========    ===========

                                   SEP 30, 1996    DEC 31, 1996   MAR 31, 1997       TOTAL
                                   ------------    ------------   ------------   -----------
Revenue
   United States                    $ 1,044,706    $ 1,030,578    $ 1,043,130    $ 3,118,414
   United Kingdom/Western Europe      1,330,436      1,611,388      1,330,900      4,272,724
                                    ===========    ===========    ===========    ===========
                                    $ 2,375,142    $ 2,641,966    $ 2,374,030    $ 7,391,138
                                    ===========    ===========    ===========    ===========
Income (loss) before income taxes
   United States                    $    21,492    $   (57,541)   $   (87,834)   $  (123,883)
   United Kingdom/Western Europe        (39,248)       (16,879)       (16,506)       (72,633)
                                    ===========    ===========    ===========    ===========
                                    $   (17,756)   $   (74,420)   $  (104,340)   $  (196,516)
                                    ===========    ===========    ===========    ===========
Depreciation
   United States                    $    48,255    $    45,710    $    44,390    $   138,355
   United Kingdom/Western Europe         50,913         47,072         42,029        140,014
Amortization-U.S. only                    3,081          3,030          3,030          9,141
                                    ===========    ===========    ===========    ===========
                                    $   102,249    $    95,812    $    89,449    $   287,510
                                    ===========    ===========    ===========    ===========

                                   MAR 31, 1998   JUN 30, 1997
                                   ------------   ------------
Identifiable Assets
   United States                    $ 1,887,536    $ 2,415,816
   United Kingdom                     1,781,941      1,414,632
                                    ===========    ===========
                                    $ 3,669,477    $ 3,830,448
                                    ===========    ===========

NOTE 4.  EARNINGS (LOSS) PER SHARE

During the nine month periods ended March 31, 1998 and 1997 the following potentially dilutive securities were outstanding:


                                  1998                                   1997
                        NUMBER           PRICE RANGE          NUMBER              PRICE RANGE
                                              $                                        $
Employee options       394,500           .315 - 4.13          155,500              .68 - 4.13
Other options          358,750           .315 - 4.13          106,250              .68 - 4.13
Warrants             1,641,000               2.00             446,000             2.00 - 6.00

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the nine months ended March 31, 1998, declined to $5,850,130 from $7,391,138 for the nine months ended March 31, 1997, a decrease of $1,541,008 or (20.8%). The decrease is due mainly to lower revenue from library conversion projects in the U.K. and Western Europe. This decline has been partially offset by sales of British Library card catalogue sets on CD/ROM. Revenue from projects utilizing scanning services in the United States in the current year was $215,476 higher than earned in the prior year.

Revenue for the quarter ended March 31, 1998 was $102,120 (4.3%) short of the same quarter in the prior year. U.S. revenue for the quarter ended March 31, 1998 was $125,138 higher than the figure for the same period in the prior year, but European revenue was $227,258 lower than the figure posted in the same quarter of the prior year.

Gross margin for the quarter ended March 31, 1998 of 24.4% compares favorably with the prior year quarter margin of 17.3% of sales. The prior year margin reflected one-time workforce training costs and pricing pressures on projects which have been completed.

Selling and administrative expenses of $477,079 for the quarter was $21,283 less than the same period in the prior year. Selling expense for the quarter ended March 31, 1998 of $199,194 was consistent with selling expense incurred in the first two quarters of the current year, which averaged $199,167 per quarter. Administrative expense of $277,885 for the current quarter is $26,184 less than the per quarter average expensed in the first six months of the current year.

Cash contributed by operations for the quarter amounted to $66,720, despite increases in current asset balances which exceeded increases in current liability balances by $56,561. However, cash purchases during the quarter of $120,251 for operating equipment and net payments on notes and capital lease obligations of $12,525 offset the increase from operating activities and other adjustments by $30,405, the net decrease in cash for the quarter's activities.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1997, the Company had a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0% (12.5% at June 30, 1997). Available borrowings were 70% of domestic trade receivables less than 90 days old, with an aggregate maximum borrowing level that declined $10,000 per month to $280,000 on June 30, 1997. The credit line was renewed on July 1 and October 1, 1997 and April 1, 1998. The current renewal incorporates the same terms as the prior agreements, with the exception that the maximum borrowings decline $10,000 per month from $210,000 on April 1, 1998. The current and prior agreements contain covenants that require, among other things, a minimum consolidated net stockholders' equity of $500,000 and a ratio of consolidated total indebtedness to consolidated net worth not to exceed 8:1. The Company was in compliance with all covenants contained in the agreements at April 1, 1998. Outstanding borrowings at March 31, 1998 were $179,108 with $30,892 available.

The Company's unrestricted cash balance of $550,734 on March 31, 1998 is $163,949 more than the $386,785 figure of June 30, 1997. Working capital at March 31, 1998 of $517,560 is $429,972 less than the June 30, 1997 working capital amount of $947,532, but $45,816 higher than the March 31, 1997 balance. The decrease in working capital results mainly from the year to date net loss of $299,960 and purchases of equipment in the first three quarters of $226,714.

                           SAZTEC INTERNATIONAL, INC.
                           MARCH 31, 1998 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

On November 7, 1997 the shareholders of the Company approved a four for one reverse stock split. The reverse stock split does not change the rights or ownership interests of any of the stockholders. On April 1, 1998 the Company executed a new note to its prime lender to replace its revolving line of credit agreement. The new agreement does not change the rights of any holders of its securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held February 19, 1998. All directors were re-elected for one year. Tallard B.V. nominated two directors, Robert W. Forsyth and Hans Lindroth, to fill the two seats which were vacated by the prior representatives in June, 1995. Both nominees were elected. There was no solicitation in opposition to management nominees. One other proposal was presented for shareholder vote:

   1. Proposal to ratify appointment of Grant Thornton LLP as independent certifying accountants for the year ended June 30, 1998:

                        For:        4,027,979
                        Against:        5,263
                        Abstain:        2,900

ITEM 5.  OTHER INFORMATION

Christopher Parker joined the Company as Chief Executive Officer of the Company. He was elected to the Board of Directors at the Board's regular quarterly meeting on February 19, 1998. The Board elected Gary N. Abernathy to the positions of President and Chief Operating Officer-U.S. Division.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following Exhibits are filed by attachment to this Form 10-QSB:

EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT                                 PAGE
--------------     ----------------------                                -------
      2.1          Amendment to By-Laws of Saztec International, Inc.    15 - 16
     10.15         Employment Contract, Christopher Parker               17 - 22
     10.16         Renewal of Revolving Credit Agreement dated
                      April 1, 1998                                      23 - 31
      27           Financial Data Schedule                                    32

(b) Reports on Form 8-K:
     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 1998

        SAZTEC INTERNATIONAL, INC.
        --------------------------
        (Registrant)

                                                   By: /s/ THOMAS K. O'LOUGHLIN
                                                       ------------------------
                                                       Thomas K. O'Loughlin
                                                       Treasurer

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

 2.1         Amendment to By-Laws of Saztec International, Inc.
10.15        Employment Contract, Christopher Parker
10.16        Renewal of Revolving Credit Agreement dated April 1, 1998
  27         Financial Data Schedule