Form 10KSB
period 1998-06-30
SAZTEC INTERNATIONAL INC
filed 1998-09-25
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended June 30, 1998

               [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 0-15353

                         -----------------------------
                           SAZTEC INTERNATIONAL, INC.

               CALIFORNIA                               33-0178457
      ------------------------------               ----------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)               Identification Number)


                43 MANNING ROAD, BILLERICA, MASSACHUSETTS 01821
                -----------------------------------------------
                    (Address of Principal Executive Office)

                                 (978) 901-9600
                        -------------------------------
                        (Registrant's Telephone Number)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
          Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the fiscal year ended June 30, 1998 are $8,252,274.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on September 23, 1998, was approximately $3,067,021. As of September 23, 1998, there were 4,461,121 shares of Common Stock outstanding.

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

The Company was incorporated in California in 1976. The Company's executive offices are now located at 43 Manning Road, Billerica, Massachusetts 01821, and its telephone number is (978) 901-9600. The principal wholly-owned subsidiaries are Advanced Automation Associates, Inc., incorporated in Missouri and Saztec Europe, Ltd., registered in Scotland. Saztec Europe, Ltd. has a wholly owned subsidiary registered in Germany, Saztec Datenverarbeitung GmbH.

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

OFFSHORE RESOURCES: The Company contracts with organizations in Europe, East Asia, the Caribbean, and the Philippines to provide data entry and clerical coding services. Saztec Philippines, Inc. has been a primary offshore vendor. Since 1991, they have not been affiliated in an ownership capacity with the Company. Datamatics Technologies PVT. Ltd.("Datamatics"), has production facilities in Bombay, India. Datamatics' ownership position in the Company was 7.4% on a fully diluted basis at June 30, 1998. Other vendors have no known ownership position with the Company.

MARKETS AND MARKETING
A major challenge for the Company is the project-oriented nature of its business. Although the Company may perform services for a client over many years, such services may relate to one major project or to many smaller projects. The Company is dependent on its ability to attract new projects from new and existing clients to replace completed projects. This creates difficulties in planning for staffing and equipment (principally computer), scheduling, facilities requirements and availability of offshore subcontract resources.

During the past several years, the Company has experienced a decline in the demand for key-only data entry and text conversion services. However, these services continue to be offered for their stand-alone value to customers and also because they are an integral component of providing full-service solutions to customer compound document conversion projects. Management expects increases in compound document conversion revenues to eclipse key-only services in total revenues.

The Company provides services to the electronic publishing industry consisting of publishers, libraries, on-line information vendors, trademark, and market research companies. The Company has performed the following specific services:
(a) for European libraries, retrospective conversion of card catalog data to a local system, and conversion of hand printed worksheets for loading to a national computer network for research libraries; (b) the conversion for on-line vendors, of archival files of abstracts and indexes with monthly additions to the database from newly published material; (c) for market researchers, ongoing capture and processing of client billings and data for analysis and publication;
(d) CD-ROM reformatting and pre-mastering services for publishers; (e) image capture of graphic material imbedded in text; (f) text capture, indexing and imaging of resumes for the human resources department of a number of companies utilizing automated employee recruitment applications; (g) data capture and imaging of case report forms for new drug applications for the pharmaceutical industry and (h) facilities data capture and graphics conversion for graphical information systems.

Other specific services the Company has provided are: (a) database maintenance consisting of updates, changes, additions and deletions of (1) name and address information for market researchers, and (2) data capture of claim forms for medical insurance companies; and (b) data entry of individual, corporate and partnership state government income tax returns from paper filings.

COMPETITION
The Company competes against many companies with respect to one or more of its service offerings. Some of these competitors have substantially greater financial and other resources than the Company and aggressively compete with respect to all or some of the same services. Such firms compete on a price and geographic basis, charging, in some instances, lower rates for particular services due to lower freight charges stemming from physical proximity to the customer. In-house personnel at potential customer companies may also duplicate the Company's services.

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

EMPLOYEES
At June 30, 1998, the Company employed 168 full-time and 100 part-time employees.

DEPENDENCE UPON MAJOR CUSTOMERS
Financial information about major customers is presented in Note 11 of the Notes to Consolidated Financial Statements. At June 30, 1998, the Company was providing business services to approximately 80 customers in the United States and Europe.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

The Company occupies its principal executive offices, approximately 21,500 square feet including production space, located in Billerica, Massachusetts, pursuant to a lease expiring in November, 1999.

In addition, the company leases an aggregate of 26,809 square feet of office and production space in South Weymouth, Massachusetts; Vernon, Connecticut; Ardrossan, Scotland; and Regensburg, Germany, pursuant to individual leases expiring between 2001 and 2002. In September, 1998 the Company renewed its lease in Vernon, Connecticut through February, 2001.

Management believes the current facilities are adequate to conduct the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

None.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the trading symbol SAZZ. On September 23, 1998, the Company had 224 stockholders of record. For the period of July 1 to September 23, 1998, the high and low closing price as reported by the NASD was $.76 and $.5625, respectively. The table below sets forth high and low bid information by fiscal quarter as reported by the OTC Bulletin Board.

BID PRICES
FISCAL QUARTER ENDED;        HIGH           LOW
---------------------        ----           ---
September 30, 1996           .375           .15
December 31, 1996             .23           .075
March 31, 1997                .20           .13
June 30, 1997                 .27           .12

September 30, 1997            .22           .125
December 31, 1997             .75           .115
March 31, 1998                .75          .1875
June 30, 1998              .96875          .6875

The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Revenues for the year ended June 30, 1998 were $8,252,274 compared to $9,471,200 for the year ended June 30, 1997, a decrease of $1,218,926, or (12.8%). Revenue from U.S. operations increased $169,336, or 3.7%, from $4,553,796 in the year ended June 30, 1997 to $4,723,132 in the current year. Current year revenue for the Company's European operations declined to $3,529,142 from the prior year figure of $4,917,404, a reduction of $1,388,262 or (28.2%). The increase in U.S. based revenue is attributable to an increase in scanning-related projects including resume processing. These projects increasingly contain a data entry component, which redirects resources from domestic text conversion services only projects.

Gross profit increased $74,028, from $1,715,736 to $1,789,764 in the current year, with an improvement in gross margin to 21.7% from the prior year margin of 18.1%. Margin on domestic projects improved, while the margin on European operations decreased two points compared to the prior year owing to reduced economies of scale.

Selling and administrative (S&A) expense of $2,054,604 is $80,808 less than expense for the year ended June 30, 1997 of $2,135,412. Selling expense decreased $64,086 from the prior year number. Management expects its focus on marketing and selling in the new fiscal year 1998-99 to result in higher selling expense than in the year ended June 30, 1998 or 1997.

The Company has analyzed its exposure to potential data processing "Year 2000" problems and formulated a plan to ensure its systems are in compliance by June 30, 1999. This will be effected through replacement of PC-level hardware and an upgrade to a third-party software package which has been certified as Year 2000 compliant. Total planned cost is $125,000, and is a subset of ongoing systems upgrades to increase production performance. The Company is also in the process of compiling certifications of Y2K compliance from its vendors. No external consulting resource requirements are expected.

The Company's operations will be affected by the introduction of the euro on January 1, 1999. A material amount of revenue generated by the sales and production facilities in the United Kingdom is derived from customers located in countries adopting the common currency. The Company will continue to be subject to exchange rate risk as a result of the pound sterling's fluctuations against the new currency and may encounter pricing pressure from competitors located in countries participating in its adoption.

CAPITAL RESOURCES AND LIQUIDITY

In May, 1996 the Company completed a private placement of 146,000 shares and warrants to purchase 21,000 additional shares for $136,000 to employees, members of management, directors, and a nonemployee shareholder.

In June, 1996 an agreement was reached with two unrelated parties to purchase 300,000 shares of common stock and warrants to purchase 300,000 additional shares for $300,000. Proceeds were received in August and September, 1996. The shares and warrants issued were issued in September, 1996.

In June, 1997 subscription agreements for 860,000 units consisting of one share of common stock and one warrant to purchase one share of common stock were received from current shareholders. $860,000 was placed in escrow to cover the subscription price. The units were to be issued on a post-reverse split basis, so the agreements were subject to shareholder approval of a reverse stock split whereby four (4) shares of currently issued common stock would be converted to one (1) share of common stock. The reverse stock split approved by the shareholders on October 31, 1997 reduced the number of each shareholder's shares by a 1 to 4 ratio while retaining their current percentage ownership. The shareholders also approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 5,000,000 to 10,000,000 on a post split basis. This amendment was necessary to have sufficient shares authorized to issue to complete the placement. The effective date of the reverse split was November 7, 1997.

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

At June 30, 1998 the Company had borrowed $29,682 under its revolving credit agreement and qualified for additional borrowings of $160,318. At June 30, 1997 the Company had borrowed $274,512 and qualified for additional borrowings of $5,488. The revolving credit agreement provides for interest at the lender's prime rate plus 4.0% (12.5 % at June 30, 1998 and 1997, respectively). The credit agreement is secured by substantially all domestic assets of the Company, including the stock of subsidiaries, and expires on October 1, 1998. Maximum borrowing under the agreement declines $10,000 per month from $210,000 on April 1, 1998 being further limited to 70% of outstanding domestic accounts receivable less than ninety days old. Advances on the line have not been reduced below the ceiling as a result of insufficient qualifying receivables. The Company is in compliance with covenants contained in the current agreement and was in compliance at all times with the covenants contained in the agreements that expired July 1 and October 1, 1997, and April 1, 1998.

At June 30, 1998 the Company's unrestricted cash balance was $513,192; at June 30, 1997 the balance was $386,785. The Company's working capital decrease to $582,878 at June 30, 1998 from $947,532 at June 30, 1997 approximates the net loss for the year of $334,697.

Operations used $161,376 net of changes in other current accounts. The effect of the net loss on cash from operations was reduced by the timing of the non-cash charges for depreciation and amortization.

Net cash used in investing activities of $241,585 is primarily the result of purchases of operating equipment necessary to fulfill customer contracts for new services and prepare for anticipated increased volumes in certain markets.

Cash proceeds of $860,000 from the private placement completed in November, 1997, reduced by payments on notes payable and the line of credit, provided the cash increase from financing activities of $524,787 used to finance the purchase of new equipment and sustain the Company through its loss from operations.

The foregoing information may contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:
                                                                        PAGE
                                                                        ----

     Report of Independent Certified Public Accountants                  10

     Consolidated Statements of Operations for the Years Ended
     June 30, 1998 and 1997                                              11

     Consolidated Balance Sheets as of June 30, 1998 and 1997            12

     Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended June 30, 1998 and 1997                          13

     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1998 and 1997                                              14 - 15

     Notes to Consolidated Financial Statements                          16 - 28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SAZTEC International, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   GRANT THORNTON LLP

Boston, Massachusetts
August 28,1998

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,

                                                         1998           1997
                                                     -----------    -----------

REVENUES                                             $ 8,252,274     $9,471,200

Cost of services                                       6,462,510      7,755,464
                                                     -----------    -----------

GROSS PROFIT                                           1,789,764      1,715,736

Selling and administrative expense                     2,054,604      2,135,412
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (264,840)      (419,676)

Interest expense                                         (47,251)       (80,899)
                                                     -----------    -----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                (312,091)      (500,575)

Income tax expense (benefit)                              22,606        (38,688)
                                                     -----------    -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $  (334,697)   $  (461,887)
                                                     ===========    ===========
LOSS PER SHARE OF COMMON STOCK:
Basic and diluted net loss applicable to common
      stockholders                                   $      (.08)   $      (.13)
                                                     ===========    ===========

Weighted average number of shares                      4,181,794      3,175,152
                                                     ===========    ===========


                            See accompanying notes.


                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                     ASSETS

                                                                                  1998            1997
                                                                              ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                                     $    513,192    $    386,785
Restricted cash                                                                    172,452         192,643
Accounts receivable, less allowance for doubtful accounts of $40,494 in
     1998 and $45,070 in 1997                                                    1,658,274       1,342,831
Work in process                                                                    176,539         217,518
Prepaid expenses and other current assets                                           92,833         134,803
Note receivable for stock subscribed                                                               860,000
                                                                              ------------    ------------
TOTAL CURRENT ASSETS                                                             2,613,290       3,134,580

PROPERTY AND EQUIPMENT, NET                                                        443,083         364,040
OTHER ASSETS
Goodwill and other intangible assets, less accumulated amortization of
     $75,722 in 1998 and $63,602 in 1997                                           149,640         161,760
Deposits and other assets                                                          111,856         170,068
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $  3,317,869    $  3,830,448
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                                 $     29,682    $    274,512
Current portion of long-term debt and capital lease obligations                    182,599         199,460
Common stock subject to repurchase                                                                  33,342
Accounts payable                                                                   472,132         569,716
Accrued liabilities                                                                699,455         429,396
Customer deposits                                                                  646,544         456,989
Excess of billings over costs and estimated earnings                                               223,633
                                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                                        2,030,412       2,187,048

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS LESS CURRENT PORTION                  146,675         151,980
ACCRUED EXPENSE                                                                     22,362          39,546

STOCKHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 shares authorized; no shares issued
Common stock-no par value; 10,000,000 shares authorized; 4,461,121 and
     3,571,955 shares issued at June 30, 1998 and 1997                          12,430,811      11,570,811
Common stock subscribed                                                                            860,000
Contributed capital                                                                 14,498          14,498
Accumulated deficit                                                            (11,213,217)    (10,878,520)
Cumulative translation adjustment                                                 (113,672)       (114,915)
                                                                              ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                       1,118,420       1,451,874
                                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  3,317,869    $  3,830,448
                                                                              ============    ============


                            See accompanying notes.


                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1998 AND 1997

                               COMMON STOCK                   COMMON STOCK  SUBSCRIBED                                CUMULATIVE
                                NUMBER OF                       NUMBER OF                 CONTRIBUTED   ACCUMULATED    TRANSLATION
                                  SHARES        AMOUNT           SHARES       AMOUNT       CAPITAL        DEFICIT     ADJUSTMENT
                                ----------   ------------     ------------ ------------   ------------  ------------   -------------
BALANCE AT JUNE 30, 1996        3,274,405   $ 11,270,811        300,000   $    300,000   $     14,498  $(10,416,633)  $   (142,974)

Stock issued pursuant to
private placement  (Note 3)       300,000   $    300,000       (300,000)      (300,000)
Stock canceled pursuant to
repurchase (Note 3)                (2,450)
Common stock subscribed
(Note 3)                                                        860,000        860,000
Net loss                                                                                                   (461,887)
Translation adjustment                                                                                                      28,059
                             ------------   ------------   ------------   ------------   ------------  ------------   ------------
BALANCE AT JUNE 3O, 1997        3,571,955   $ 11,570,811        860,000   $    860,000   $     14,498  $(10,878,520)  $   (114,915)

Stock issued pursuant to a
private placement completed
during the quarter ended
March 31, 1994                     29,166
Stock issued pursuant to
private placement (Note 3)        860,000        860,000       (860,000)      (860,000)
Net loss                                                                                                   (334,697)
Translation adjustment                                                                                                       1,243
                             ------------   ------------   ------------   ------------   ------------  ------------   ------------
BALANCE AT JUNE 30, 1998        4,461,121   $ 12,430,811                                 $     14,498  $(11,213,217)  $   (113,672)
                             ============   ============   ============   ============   ============  ============   ============

                            See accompanying notes.


                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,

                                                                 1998           1997
                                                             -----------    -----------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(334,697)     $(461,887)
Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
  Depreciation and amortization                                  244,029        373,609
  Provision for bad debts                                          5,121         (4,335)
  Loss (gain) on sale of assets                                     (400)         4,626
Changes in assets and liabilities:
  Accounts receivable                                           (355,125)       695,276
  Work in process                                                 74,400        356,829
  Prepaid expenses and other current assets                       25,343         55,689
  Deposits and other assets                                       62,123        (81,282)
  Accounts payable                                               (99,516)      (333,582)
  Accrued liabilities                                            251,067       (119,053)
  Customer deposits and non-current accrued expenses             (33,715)      (104,470)
  Income taxes payable                                                          (54,320)
                                                             -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (161,376)       327,100
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on notes receivable                           13,837         33,679
  Additions to property and equipment                           (276,013)       (52,955)
  Proceeds from the sale of property and equipment                   400
  Increase in restricted cash                                     20,191       (131,774)
                                                             -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                           (241,585)      (151,050)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt and capital lease obligations       (90,383)      (208,931)
  Borrowings on revolving credit agreement                     2,878,417      3,538,030
  Payments on revolving credit agreement                      (3,123,247)    (3,653,222)
  Proceeds from issuance of common stock, net of
     issuance costs                                              860,000        300,000
                                                             -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              524,787        (24,123)
                                                             -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            4,581         12,835
                                                             -----------    -----------

NET INCREASE IN CASH                                             126,407        164,762

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   386,785        222,023
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   513,192    $   386,785
                                                             ===========    ===========

                            See accompanying notes.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                              YEARS ENDED JUNE 30,

                                                              1998       1997
                                                            --------   --------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
Purchase of equipment through issuance of notes payable
     and capital lease obligations                          $ 73,050   $ 58,560
                                                            ========   ========

Net reductions in current liabilities negotiated            $ 15,982   $  8,586
                                                            ========   ========

Notes receivable accepted for common stock subscriptions        --     $860,000
                                                            ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:

      Interest                                              $ 35,898   $ 79,165
                                                            ========   ========

      Income taxes                                          $ 22,606       --
                                                            ========   ========

                            See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

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

EQUIPMENT
Equipment is recorded at cost and depreciation provided using straight-line or accelerated methods over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Amortization of assets recorded under capitalized leases is included in depreciation expense. Expenditures for maintenance and repairs which do not increase the productive capacity or extend the useful lives of property and equipment are charged to expense as incurred; otherwise, such expenditures are capitalized and depreciated over the remaining estimated useful life of the property. Upon disposition of properties, the cost and accumulated depreciation thereon are eliminated from the accounts, and the gain or loss on disposition is credited or charged to income. Internally developed software is materially related to specific contracts, is identified and deferred as work in process of those projects and charged to expense as revenue is recognized. Management monitors the carrying value of assets and recognizes an impairment loss in the period the recoverability declines.

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

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CONCENTRATION OF CREDIT RISK
The Company grants credit to customers who meet the Company's preestablished credit requirements. Security is not required when trade credit is granted to customers. Credit losses are provided for in the consolidated financial statements and have been within management's expectations. The Company does not believe it is subject to market or geographic risk based on the industries or location of its customers.

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

NEW ACCOUNTING PRONOUNCEMENTS
The financial statements and related notes include the application of Financial Accounting Standards No. 128, EARNINGS PER SHARE and No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION issued by the Financial Accounting Standards Board. The Company will adopt Standard No. 130, REPORTING COMPREHENSIVE INCOME, for the year ended June 30, 1999.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 2. RESTRICTED CASH

The restricted cash balance at June 30, 1998 includes a certificate of deposit of $30,755 held as collateral pursuant to a performance bond and $141,697 held in a collateral account for repayment of a revolving credit agreement. At June 30, 1997 these balances were $29,446 and $163,197, respectively.

NOTE 3.  STOCKHOLDERS' EQUITY

The Company's shareholders consented to a one for four reverse stock split, effective November 7, 1997. All of the share and per share amounts reflect the reverse split.

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

Subsequent to the completion of these transactions, certain members of the Meyerson Group alleged certain disclosure violations by the Company in the offering documents. The Company denied the allegations and believes they were without merit. However, to avoid the potential cost of litigation, the Company agreed to issue 91,666 additional shares of unregistered common stock to the private placement participants and agreed to decrease the warrant price for all of the underlying warrants from $5.50 to $4.50. At June 30, 1996 and 1995, 62,500 of the additional shares had been issued. During the year ended June 30, 1998, the remaining 29,166 shares were issued. In exchange for these modifications, the participants have agreed to release the Company from all claims arising out of the three private placements. Additionally, the Company granted certain demand registration rights to the Meyerson Group on the 250,000 shares that they now own. On February 1, 1995, the Meyerson Group exercised this right and the Company filed a Form S-3 registration statement with the Securities and Exchange Commission. The registration was under review and comment by the Commission through July 21, 1995, when the Company requested suspension of the registration process. The Company has asked that the registration statement not be withdrawn so that the option to proceed in the future is preserved. The Meyerson Group has not waived the obligation of the Company to cause the registration statement to be filed.

On December 31, 1993, Tallard and the other holders of the Company's preferred stock exercised their rights to convert the preferred stock into 1,150,575 shares of common stock. The Company also issued 25,953 shares of common stock in payment of $18,812 of interest and $85,000 of preferred dividends accrued through December 31, 1993. Pursuant to the conversion, Tallard has certain Board representation rights for so long as Tallard maintains certain ownership levels in the Company. The conversion agreement prohibits the Company from entering into any merger or consolidation, sale of substantially all of its assets, or sale of any series of stock senior to common stock without the approval of 66.6%, or more of the outstanding voting shares. Tallard and the other former preferred stockholders received certain demand and piggyback registration rights which would enable them to publicly trade the common shares received. The demand registration rights may be exercised between October 1, 1994 and December 21, 2003. The Company is not required to effect more than one demand registration statement in any 12 month period, or two demand registrations in the aggregate.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 3.  STOCKHOLDERS' EQUITY (Continued)

In connection with the Company's acquisition of the outstanding minority interest of Saztec Europe, Ltd. in 1991, the selling shareholders may receive up to 140,000 additional shares if the combined operations of Saztec Europe, Ltd. earn net income of 2,480,000 pounds sterling, in aggregate, for the period ending June 30, 1996. The agreement provided for annual earnings measurements during these years. Amounts earned relating to 1996 operations were immaterial. The Company also granted a put option to the selling shareholders to repurchase 30,000 shares at $8.00 per share. The related liability was recorded at the time of the grant of the put option and the shares were canceled when put. At June 30, 1997 all of the shares had been put, and $33,342 was payable to the selling shareholders.

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

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 4.  EQUIPMENT

Equipment consists of:
                                                   1998         1997
                                               ----------   ----------

          Computer and other equipment         $3,161,387   $2,854,885
          Computer and other equipment under
               capitalized leases                  64,386      473,304
          Software                                288,616      206,847
                                               ----------   ----------
                                                3,514,389    3,535,036
          Accumulated depreciation              3,071,306    3,170,996
                                               ----------   ----------
                                               $  443,083   $  364,040
                                               ==========   ==========

Accumulated amortization of assets under capitalized leases amounted to $15,228 and $245,516 at June 30, 1998, and 1997, respectively. During fiscal year 1998, $324,077 of fully depreciated assets were retired and the cost and related accumulated depreciation were removed from the ledgers.

NOTE 5.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

The Company has a revolving credit agreement with a U.S. bank secured by accounts receivable, work in process, equipment and other assets. The agreement bears interest at the lender's prime rate plus 4.0% (12.5% at June 30, 1998 and 1997, respectively). Available borrowings are 70% of domestic trade accounts receivable less than 90 days old and are subject to a maximum borrowing ceiling which declines $10,000 per month from $210,000 at April 1, 1998. The line of credit is repaid directly from a collateral account established by the lender. At June 30, 1998 the Company had total available borrowings of $190,000 and had borrowed $29,682. At June 30, 1997 the Company had total available borrowings of $280,000 and had borrowed $274,512. The Company was in compliance with the covenants contained in the credit agreements at June 30, 1998 and 1997. The current agreement expires October 1, 1998.

The agreement in place on June 30, 1996 expired July 1, 1997 and was renewed October 1, 1997 and April 1, 1998. Security was unchanged from the matured note. The October 1, 1997 agreement provided for a maximum borrowing ceiling of $270,000 which declined $10,000 per month.


                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 5.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS
          (CONTINUED)

     Long-term debt and capital lease obligations consist of:
                                                                           1998       1997
                                                                         --------   --------
     Notes payable, secured by equipment, bearing interest at rates ranging from 8.52% to 13.69%, payable in monthly
          installments through 2002                                      $ 60,183   $ 82,786
     Unsecured notes bearing interest at rates ranging from 7.0% to
          8.0%, payable in monthly installments through 1999              217,340    231,560
     Capital lease obligations, bearing interest at rates ranging from
          12.75% to 16.0% payable monthly through 2001                     51,751     37,094
                                                                         --------   --------
                                                                          329,274    351,440
     Less: Current portion                                                182,599    199,460
                                                                         --------   --------
     Noncurrent portion                                                  $146,675   $151,980
                                                                         ========   ========

Maturities of long-term debt and capital lease obligations for years ending June 30 are:

               2000              $129,892
               2001                13,797
               2002                 2,986
                                 --------
                                 $146,675
                                 ========

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 6.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN
Effective November 7, 1997 the Company's shareholders consented to a one for four reverse stock split. All of the share and per share amounts have been restated to reflect the reverse stock split.

The Company has in effect a stock option plan (the Plan) under which stock options have been granted to officers and key employees at prices equal to or greater than the market price at the date of grant. Options expire five years after the date of grant. Total options which were exercisable under the Plan at June 30, 1998 amounted to 91,600 shares at a weighted average exercise price of $.88. On November 7, 1997 shareholders voted to increase the number of shares reserved for the Plan to 500,000 from 250,000 on a post-reverse split basis. At June 30, 1998 223,550 shares remained available for grants under the Plan. At June 30, 1997 55,300 shares were available for grants. Information with respect to options granted under the Plan follows:

                                                                                   WEIGHTED
                                                  RANGE OF        WEIGHTED           AVERAGE
                                     NUMBER        OPTION     AVERAGE EXERCISE    CONTRACTUAL
                                    OF SHARES      PRICES          PRICE             LIFE
                                    ---------     --------    ----------------    -----------
Outstanding at June 30, 1996          130,500     1.00-4.12         1.55
   Granted                             51,250     .68-1.00          .87
   Exercised
   Canceled                            26,250     1.00-4.12        2.48
   Expired
Outstanding at June 30, 1997          155,500     .68-4.12         1.20              3.18
    Granted                           103,000       .315           .315
    Exercised
    Canceled                           21,250     1.00-4.12        2.47
    Expired
Outstanding at June 30, 1998          237,250     .315-4.12         .88             3.07


OTHER OPTIONS NOT INCLUDED IN THE PLAN

Stock options were granted to the Company's Chairman in 1998 for 65,000 shares expiring in fiscal year 2003. These options were issued at the fair market value of $.315 on the date of grant. Options which were exercisable at August 10, 1998 amounted to 13,000 shares.

Stock options were granted to outside members of the Board of Directors in fiscal years 1994-1998 for 213,750 shares in the aggregate expiring in fiscal years 1999 to 2004. These options were issued at fair market value on the date of grant at prices ranging from $.315 to $4.12 per share. Options for 12,750 shares were exercisable at June 30, 1998 at a weighted average exercise price of $.85.

Stock options were granted to the Chief Executive Officer in fiscal year 1998, at the fair market value of $.315 per share on the date of the grant, for 140,000 shares, expiring in fiscal year 2003. No options vest until February 1, 1999.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 6.  EMPLOYEE BENEFIT PLANS (Continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company's financial statements reflect the application of APB 25 and related guidance. Applying the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, result in a weighted-average grant-date fair value of options granted during the year ended June 30, 1998 of $2,625. For the year ended June 30, 1997 the amount was $5,951. The Black-Scholes option pricing model was used to develop the fair value of options granted. Assumptions applied include a risk-free interest rate of 7.8%, an expected life of the option equal to the five year vesting period, an expected volatility of 80%, and no dividends paid.

Additional compensation cost (benefit) calculated under SFAS 123 for the year ended June 30, 1998 is $(12,188), which is net of forfeitures of $20,595 expensed in prior years. Comparable compensation cost for the prior year is $14,695, net of forfeitures of $6,129 from canceled options. These amounts would affect loss per share ("EPS") as follows:

YEAR ENDED JUNE 30,      BASIC EPS AS REPORTED       BASIC EPS AS ADJUSTED
-------------------      ---------------------       ---------------------
       1998                     $(.08)                      $(.08)
       1997                     $(.13)                      $(.13)

Statement 123 also applies to equity instruments issued for goods or services provided by persons other than employees. Those transactions would be accounted for based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company did not enter into any transactions whereby equity instruments were issued for goods or services in the years ended June 30, 1998 and 1997.

EMPLOYEE SAVINGS PLAN
The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company has contributed 1% of the annual compensation for all participating employees who are contributing a minimum of 2% of their compensation. In the United Kingdom, the Company's subsidiary, Saztec Europe, Ltd. maintains a defined contribution pension plan for employees in Scotland and England. The Company contributes a matching amount for all participating U.K. employees who are contributing 2.5% to 4.5% of their compensation. Plan expense for the years ended June 30, 1998 and 1997 amount to $54,406 and $65,263, respectively.

NOTE 7.  INCOME TAXES
At June 30, 1998, the Company had U.S. net operating loss carryforwards of approximately $5,700,000 for income tax purposes that expire in varying amounts through 2010. These operating losses may be used to offset future taxable income in the United States. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards due to the uncertainty of their realization. At June 30, 1998, net operating loss carryforwards relating to the operations of Saztec Europe, Ltd. were immaterial.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 7.  INCOME TAXES(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   1998           1997
                                              -----------    -----------
     Deferred tax assets:
       Accrued vacation                       $    48,953    $    51,316
       Net operating loss carryforwards         2,256,661      2,294,612
       Other - net                                 69,605        126,068
                                              -----------    -----------
         Total deferred tax assets              2,375,219      2,471,996
       Valuation allowance                     (2,301,170)    (2,397,761)
                                              -----------    -----------
         Net deferred tax assets                   74,049         74,235

     Deferred tax liability:
       Book basis in excess of tax basis of
         intangible assets                         72,212         70,714
      Other - net                                   1,837          3,521
                                              -----------    -----------
         Total deferred tax liabilities            74,049         74,235
                                              -----------    -----------
         Net deferred tax asset               $         0    $         0
                                              ===========    ===========

The sources of the Company's consolidated loss before income taxes for the years ended June 30 consist of:

                                                   1998           1997
                                              -----------    -----------

     United States                            $    32,675    $  (53,409)
     Foreign                                    (344,766)      (447,166)
                                              -----------    -----------
     Loss before income tax expense          $  (312,091)   $  (500,575)
                                              ===========    ===========

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 7.  INCOME TAXES(Continued)

A reconciliation of the Company's income tax provision for fiscal 1998 and 1997 and the amount computed by applying the statutory United States income tax rate of 34% consists of:

                                                        1998         1997
                                                     ---------    ---------

    Federal income taxes at statutory rate           $(106,111)   $(170,196)
    Foreign and state income taxes                      22,606      113,348
    Change in valuation allowance                       96,591       88,073
    Officers life insurance                              2,185        6,800
    Goodwill and other non-deductible amortization      11,221        1,285
    Other items                                         (3,886)     (77,998)
                                                     ---------    ---------
    Total income taxes                               $  22,606    $ (38,688)
                                                     =========    =========

The provision for income taxes for fiscal 1998 and 1997 consists of the following:

               CURRENT     DEFERRED     TOTAL
               --------    --------    --------
     1998
     -------
     Federal       --          --          --
     State     $ 22,606        --      $ 22,606
     Foreign       --          --          --
               --------    --------    --------
               $ 22,606        --      $ 22,606
               ========    ========    ========

     1997
     -------
     Federal       --          --          --
     State         --          --          --
     Foreign   $(38,688)       --      $(38,688)
               --------    --------    --------
               $(38,688)       --      $(38,688)
               ========    ========    ========

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 8.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 1998 and 1997 is $254,066 and $282,501, respectively.

The table below sets forth the Company's capital and operating lease obligations for office space and equipment used in operations payable during the fiscal years ending June 30. Included are monthly rentals for production space through a lease which was renewed in September, 1998:

                       CAPITAL      OPERATING LEASES       TOTAL
                       LEASES      PROPERTY  EQUIPMENT  COMMITMENTS
                       -------     --------  ---------  -----------
1999                   $25,984     $251,735  $41,641     $319,360
2000                    24,033      184,196    5,699      213,928
2001                    10,710      112,636    4,376      127,722
2002                                 35,439    4,376       39,815
2003                        --           --       --           --
                       -------     --------   -------     -------
                       $60,727     $584,006   $56,092    $700,825
                                   ========   =======    ========
Less amount
     representing
     interest            8,976
                       -------
Net obligations
    under capital
    leases             $51,751
                       =======
LITIGATION
None.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 9.  EARNINGS (LOSS) PER SHARE

At June 30, 1998 and 1997 the following potentially dilutive securities were outstanding:

                              1998                          1997
                       NUMBER       PRICE RANGE     NUMBER         PRICE RANGE
                                         $                              $
Employee options      237,250       .315 - 4.13     155,500          .68 - 4.13
Other options         418,750       .315 - 1.00     106,250          .68 - 4.13
Warrants              860,000           2.00        446,000         2.00 - 6.00


NOTE 10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial data is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the selected data have been included.

                                                                     EARNINGS
                                                      NET INCOME      (LOSS)
                            REVENUES    GROSS PROFIT    (LOSS)       PER SHARE
                           ----------   ------------  -----------    ---------
Year ended June 30, 1998
Quarter ended
     September 30,1997     $1,613,471   $  297,229     $(211,561)     $(.058)
     December 31, 1997      1,964,749      380,957      (140,985)       (.03)
     March 31, 1998         2,271,910      555,315        52,586         .01
     June 30,1998           2,402,144      556,263       (34,737)        .008
                           ----------   ----------     ---------      -------
                           $8,252,274   $1,789,764     $(334,697)     $ (.08)
                           ==========   ==========     =========      =======
Year ended June 30, 1997
Quarter ended
     September 30, 1996    $2,375,142   $  539,624     $   3,910      $  .001
     December 31, 1996      2,641,966      557,317       (74,420)       (.021)
     March 31, 1997         2,374,030      410,113       (87,446)       (.025)
     June 30, 1997          2,080,062      208,682       (303,931)      (.085)
                           ----------   ----------     ---------      -------
                           $9,471,200   $1,715,736     $ (461,887)    $ (.13)
                           ==========   ==========     =========      =======

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 11. FOREIGN OPERATIONS AND MAJOR CUSTOMERS- SEGMENTS

Revenues, income (loss) before taxes, depreciation, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                  SEP 30, 1997   DEC 31, 1997   MAR 31, 1998   JUNE 30, 1998      TOTAL
                                  ------------   ------------   ------------   -------------   ----------
Revenue
   United States                     $818,662       $982,126     $1,168,268     $1,754,076     $4,723,132
   United Kingdom/West.Europe         794,809        982,623      1,103,642        648,068      3,529,142
                                  ------------   ------------   ------------   -------------   ----------
                                   $1,613,471     $1,964,749     $2,271,910     $2,402,144     $8,252,274
                                  ============   ============   ============   =============   ==========
Income (loss) before income tax
   United States                    $(148,309)      $(34,704)       $70,080       $145,608        $32,675
   United Kingdom/West. Europe        (63,252)      (106,281)        (3,126)      (172,107)      (344,766)
                                  ------------   ------------   ------------   -------------   ----------
                                    $(211,561)     $(140,985)       $66,954       $(26,499)     $(312,091)
                                  ============   ============   ============   =============   ==========
Depreciation
   United States                      $24,682        $23,730        $23,457        $30,185       $102,054
   United Kingdom/West. Europe         34,418         32,542         31,447         31,448        129,855
Amortization-U.S. only                  3,030          3,030          3,030          3,030         12,120
                                  ------------   ------------   ------------   -------------   ----------
                                      $62,130        $59,302        $57,934        $64,663       $244,029
                                  ============   ============   ============   =============   ==========

                                  SEP 30, 1996   DEC 31, 1996   MAR 31, 1997   JUNE 30, 1997      TOTAL
                                  ------------   ------------   ------------   -------------   ----------
Revenue
   United States                   $1,044,706     $1,030,578     $1,043,130     $1,435,382     $4,553,796
   United Kingdom/West. Europe      1,330,436      1,611,388      1,330,900        644,680      4,917,404
                                  ------------   ------------   ------------   -------------   ----------
                                   $2,375,142     $2,641,966     $2,374,030     $2,080,062     $9,471,200
                                  ============   ============   ============   =============   ==========
Income (loss) before income tax
   United States                      $21,492       $(57,541)      $(87,834)       $70,474       $(53,409)
   United Kingdom/West. Europe        (39,248)       (16,879)       (16,506)      (374,533)      (447,166)
                                  ------------   ------------   ------------   -------------   ----------
                                     $(17,756)      $(74,420)     $(104,340)     $(304,059)     $(500,575)
                                  ============   ============   ============   =============   ==========
Depreciation
   United States                      $48,255        $45,710        $44,390        $44,470       $182,825
   United Kingdom/West. Europe         50,913         47,072         42,029         38,650        178,664
Amortization-U.S. only                  3,081          3,030          3,030          2,979         12,120
                                  ------------   ------------   ------------   -------------   ----------
                                     $102,249        $95,812        $89,449        $86,099       $373,609
                                  ============   ============   ============   =============   ==========

Identifiable Assets             June 30, 1998        June 30, 1997
                                -------------        -------------
   United States                 $ 1,851,102          $ 2,415,816
   United Kingdom/West. Europe     1,466,767            1,414,632
                                 ------------         -----------
                                 $ 3,317,869          $ 3,830,448
                                 ============         ===========
MAJOR CUSTOMERS
One customer in Germany accounted for 18% and 16% of fiscal year 1998 and 1997 consolidated revenue, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

The officers and directors of the Company are:

NAME                               AGE                     POSITION WITH COMPANY
----                               ---                     ---------------------

Robert P. Dunne                    69                      Chairman of the Board
                                                             of Directors
Christopher Parker                 43                      Chief Executive
                                                            Officer and Director
Gary N. Abernathy                  58                      President, Chief
                                                            Operating Officer,
                                                            and Director
Tom W. Olofson                     57                      Director
Lee R. Petillon                    69                      Director
Pradeep Barthakur                  50                      Director
Robert W. Forsyth                  58                      Director
Hans Lindroth                      40                      Director
Kent L. Meyer                      54                      Vice President and
                                                            Secretary
Thomas K. O'Loughlin               46                      Vice President and
                                                            Treasurer
Sean J. O'Regan                    36                      Vice President
Robert J. Cornelius                58                      Vice President

Mr. Dunne has been a director of the Company since March 1985. On November 8, 1990, Mr. Dunne was appointed Chairman of the Board of Directors. Since 1974 Mr. Dunne has also been President and Chief Executive Officer, a director and the principal shareholder of Robertson Corporation. Mr. Dunne is a Certified Public Accountant.

Mr. Parker has over sixteen years of international marketing, sales and management experience, including Vice President positions with Convergent Group in Cambridge, England and Synercom Technology, Inc., in Houston, Texas.

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

Mr. Lindroth was elected director at the regular meeting of the Board of Directors on February 19, 1998. He lectures frequently on the publishing industry and has been instrumental in developing internet-based systems and electronic publishing, notably for Dagens Nyheter in Sweden.

Mr. Forsyth has been a director since June 5, 1997. He is President and CEO of Travelogix, a travel technology company located in Houston, Texas, since October 1995. Travelogix is a wholly owned subsidiary of Tallard Infologix, N.V. Prior to joining Technologix, he was President of the Outsourcing Marketing Division of Computer Sciences Corporation, from 1992 and Group Vice President of Program Development, from 1975 to 1987. Mr. Forsyth was President of Synercom Technology in Houston from 1987 to 1992.

Mr. Meyer has been a Vice President of the Company since 1987 and served as a director from November 1983 through January 1995.

Mr. O'Loughlin, a Certified Public Accountant, joined the Company in July 1995. He practiced as an independent certified public accountant in California and Massachusetts.

Mr. O'Regan is Regional Vice President, Sales. He was Vice President, Data Capture Operations from September 1995 until July, 1998. He was employed in the Sales Department from 1986 to 1995 with Advanced Automation Associates, Inc., a wholly owned subsidiary.

Mr. Cornelius joined the Company in March, 1997 as Vice President, North American Sales. He has held Vice President, Sales positions with several corporations engaged in providing information handling solutions to industry and the Federal government.

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected on an annual basis by the Board of Directors and serve at the discretion of the Board.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The Company believes that during the fiscal year ended June 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
The following tables set forth, for the fiscal year ended June 30, 1998 the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company, or would have exceeded $100,000 if they had been employed by the Company for the entire year.

                                           ANNUAL                    LONG TERM
                                         COMPENSATION          COMPENSATION AWARD
                                      ------------------       ------------------
                                                            SECURITIES
NAME AND PRINCIPAL                                          UNDERLYING       ALL OTHER
POSITION                   YEAR       SALARY($) BONUS($)    OPTIONS (#)   COMPENSATION($)
------------------         ----       --------  -------     ----------    --------------
CHRISTOPHER PARKER
Chief Executive Officer    1998       54,885                140,000

GARY N. ABERNATHY          1998       133,423                70,000
President and Chief        1997       142,339    10,000      20,000
Operating Officer          1996       110,881                12,500

KENT L. MEYER
Vice President and
Secretary                  1998        91,545    10,896       7,000


STOCK OPTIONS ISSUED
Mr. Parker was issued 140,000 options in connection with his employment agreement; Mr. Abernathy and Mr. Meyer were granted options as part of the employee stock option plan.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                 NUMBER OF SECURITIES    % OF TOTAL OPTIONS/SARs   EXERCISE OR
                  UNDERLYING OPTIONS/     GRANTED TO EMPLOYEES        BASE
NAME                 SARs GRANTED            IN FISCAL YEAR          PRICE ($/SH)  EXPIRATION DATE
---------------- --------------------    ------------------------  --------------  ---------------
Christopher Parker     140,000                   57.6                 .315           Feb. 8, 2003
Gary N. Abernathy       70,000                   28.8                 .315           Feb. 8, 2003
Kent L. Meyer            7,000                    2.8                 .315           Feb. 8, 2003

STOCK OPTIONS EXERCISED
During the year ended June 30, 1998 no stock options were exercised by the named executives and no stock options previously awarded were repriced. The following table sets forth, as of June 30, 1998 the exercisable and unexercisable portions of stock options held by the named executives.


                                                                    NUMBER OF SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS AT FISCAL YEAR END(#)
                         SHARES ACQUIRED       VALUE           -----------------------------------------
NAME                      ON EXERCISE($)     REALIZED($)          EXERCISEABLE          UNEXERCISABLE
----                     ---------------     -----------          ------------          -------------
Christopher Parker            --                 --                      0                 140,000
Gary N. Abernathy             --                 --                 39,500                  88,000
Kent L. Meyer                 --                 --                  8,900                  10,600

As of June 30, 1998 there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executives.

LONG-TERM INCENTIVE PLAN AWARDS
The Company has no Long-term Incentive Plan Awards currently in effect.

COMPENSATION OF DIRECTORS
Outside directors receive compensation of $1,000 per quarter plus $750 per day and actual expenses to attend regular quarterly meetings. The Chairman of the Board of Directors receives $9,000 per quarter, plus actual expenses to attend regular meetings.

EMPLOYMENT CONTRACTS
The Company has entered into an agreement with Mr. Parker to serve the Company as Chief Executive Officer. The contract expires June 30, 2001. Mr. Abernathy has an employment contract entered into with the Company under which he will perform the duties of President and Chief Operating Officer. The contract is for a one year term ending December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 23, 1998 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.

NAME AND ADDRESS                        NO. OF SHARES        PERCENT OWNED(1)
----------------                        -------------        ----------------

Gary N. Abernathy (2)
43 Manning Road
Billerica, MA  01821                       78,292                 1.4

Robert P. Dunne (3)
928 Southwest Tenth Street
Miami, FL 33130                           178,582                 3.3

Lee R. Petillon
21515 Hawthorne Blvd., #1260
Torrance, CA  90503                        45,750                  *

Tom W. Olofson (4)
501 Kansas Ave
Kansas City, KS  66105                    165,250                 3.1

Richard P. Kiphart (5)
222 West Adams
Chicago, IL 60603                         441,446                 8.1

Tallard B.V. (6)
c/o Peder G. Wallenberg
Amsteldijk 166 Rivierstaete
1079 LH Amsterdam                       2,453,174                45.2

Datamatics Technologies PVT. LTD. (7)
c/o Dr. Lalit S. Kanodia, Chairman
Unit #118-120, SDF 4,
SEEPZ Andheri (East)
Bombay 400 096, India                     400,000                 7.4

Pradeep Barthakur (8)
26 Derby Lane
Tyngsboro, MA 01879                       356,500                 6.6

All Directors and Officers
 as a Group (10 persons)                  871,124                16.1

* Less than one percent (1%)

(1) Based on 4,461,121 shares outstanding on September 23, 1998, 104,350 exercisable options and warrants to issue an additional 860,000 shares, in aggregate, on such date, for a total of 5,425,471.

(2) The shares beneficially owned by Mr. Abernathy are issued in the following manner: 2,689 shares in the name of Information Control, Inc. which is wholly-owned by Mr. Abernathy, a vested right to acquire 39,500 shares pursuant to stock options, 21,100 shares owned directly, and warrants for 15,000 shares.

(3) The shares beneficially owned by Mr. Dunne consist of: 23,641 shares in the name of Robertson Financial Corporation (of which Mr. Dunne is the sole owner), a vested right to acquire 3,750 shares pursuant to stock options, warrants to purchase 40,000 shares, 75 shares held by the Amy Schneeberger Trust, of which Mr. Dunne is a trustee, 100 shares held by Mrs. Dunne's Individual Retirement Account, and 111,016 shares owned directly.

(4) The shares beneficially owned by Mr. Olofson consist of 91,500 shares owned directly, vested options to purchase 3,750 shares, and warrants to purchase 70,000 shares.

(5) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 350,686 shares owned directly, warrants to purchase 55,000 shares, and 35,760 shares held in total by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(6) The shares beneficially owned by Tallard B.V. are held in the following manner: 1,753,174 shares owned directly by Tallard Infologix, N.V., a wholly owned subsidiary of Tallard, B.V., and warrants to purchase 700,000 shares in the name of Tallard Infologix, N.V. Tallard B.V. is wholly owned by Mr. Wallenberg, and he may be deemed to be the beneficial owner of all shares held by Tallard B.V. and Tallard Infologix N.V.

(7) The shares beneficially owned by Datamatics Technologies PVT. LTD. consist of 200,000 shares owned directly and warrants to purchase 200,000 shares. Datamatics Technologies PVT. LTD. is wholly owned by Dr. Lalit S. Kanodia, and he may be deemed to be the beneficial owner of these shares.

(8) The shares held by Mr. Barthakur consist of 180,000 shares owned directly, vested rights to purchase 1,500 shares pursuant to stock options and warrants to purchase 175,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

     EXHIBIT
     NUMBER

     10.17    Employment agreement with Gary N. Abernathy dated January 1, 1998
     21       Subsidiaries of the registrant (also disclosed on page 2 in Item 1 of this 10-KSB)
     27       Financial Data Schedule (page 45 of this 10-KSB)

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:


EXHIBIT NO.      DESCRIPTION                                  FILED AS EXHIBIT:
-----------      -----------                                  -----------------
2               Plan of Recapitalization                    2 to Form 8-K dated
                                                            February 19, 1993

2.1             Amendment to By-Laws of Saztec              2.1 to Form 10-QSB for
                International, Inc.                         the quarter ended March
                                                            31, 1998

3               Articles of Incorporation and By-Laws       3 to Form 10-K for the
                                                            year ended June 30,
                                                            1990

3(i)            Certificate of Amendment of Articles        3(i) to Form 10-QSB for
                of Incorporation of Saztec International,   the quarter ended
                Inc.                                        September 30, 1997

4               Instruments defining the rights of          4 to Form 10-K for the year ended
                security holders including indentures.      June 30, 1990

4.1             Ten Year Convertible Debenture Note         4 to Form 10-K for the
                Agreement                                   year ended June 30, 1992

4.2             Certificate of Determination for the        4 to Form 8-K dated February 19,
                establishment of the Series A Cumulative    1993
                Preferred Stock

4.3             Registration Rights Agreement dated         4 to Form 8-K dated December 31,
                December 31, 1993 among Saztec              1993
                International, Inc., Tallard B.V.,
                Barry Craig, and the Preferred Shareholders

10.1            Stock Purchase Agreement between Saztec     10 to Form 8-K dated October 5,
                International, Inc., and Tallard B.V.       1999

10.2            Agreement dated January 9, 1995 between     10 to Form 10-Q for the Quarter
                Saztec International, Inc., the Meyerson    ended December 31, 1994
                Group and the Placement Warrant Holders

10.3            The rescission of the purchase of CFL,      2 to Form 8-K dated February 17,
                Ltd. common stock                           1993

10.4            Loan Agreement between Tallard B.V.         10 to Form 8-K dated February 19,
                and Saztec Europe, Ltd.                     1993


10.5            Conversion Agreement dated December 31,     10 to Form 8-K dated December 31,
                1993 among Saztec International, Inc.,      1993
                Tallard B.V., and the Preferred Shareholders

10.6            Renewal of Revolving Credit Agreement       10 to Form 8-K dated June 2,
                                                            1995

10.7            Renewal of Revolving Credit Agreement       10 to Form 8-K dated June 19,
                                                            1995

10.8            1995 Employee Stock Option Plan             10.8 to Form 10K-SB, for the year ended
                                                            June 30, 1995

10.9            1995 Non-Employee Directors Stock Option    10.9 to Form 10K-SB, for the year ended
                Plan                                        June 30, 1995

10.10           Employment Agreement for Gary N. Abernathy  10.10 to Form 10K-SB, for the year ended
                of January 1, 1995                          June 30, 1995

10.11           Renewal of Revolving Credit Agreement       10.11 to Form 10K-SB, for the year
                dated August 12, 1995                       ended June 30, 1995

10.12           Renewal of Revolving Credit Agreement       10.12 to Form 10K-SB, for the year
                dated January 29, 1996                      ended June 30, 1996

10.13           Renewal of credit agreement dated           10.13 to Form 10K-SB for the year ended
                July 1, 1997                                June 30, 1997

10.14           Renewal of credit agreement dated           10.14 to Form 10K-SB for the year
                October 7, 1997                             ended June 30, 1997

10.15           Employment contract, Christopher Parker     10.15 to Form 10-QSB for the quarter
                                                            ended March 31, 1998

10.16           Renewal of revolving credit agreement       10.16 to Form 10-QSB for the quarter
                dated April 1, 1998                         ended March 31, 1998

16              Change in certifying public accountants     1 to Form 8-K dated January 26, 1996

99              Delisting of common stock by NASDAQ         1 to Form 8-K dated November 21,
                Stock Market, Inc.                          1995

(b) REPORTS ON FORM 8-K:
   None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 1998

     SAZTEC INTERNATIONAL, INC.
     ---------------------------
     By: /s/ Robert P. Dunne
        ---------------------
        Robert P. Dunne
        Chairman of the Board and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 1998.

SIGNATURE                                CAPACITY
---------                                --------

/s/ ROBERT P. DUNNE               Chairman of the Board and Director
------------------------
Robert P. Dunne

/s/ CHRISTOPHER PARKER            Chief Executive Officer
------------------------
Christopher Parker

/s/ GARY N. ABERNATHY             President, Chief Operating Officer
------------------------             and Director
Gary N. Abernathy

/s/ THOMAS K. O'LOUGHLIN          Vice President and Treasurer
------------------------
Thomas K. O'Loughlin

/s/ KENT L. MEYER                 Secretary
-------------------------
Kent L. Meyer

/s/ TOM W. OLOFSON                Director
-------------------------
Tom W. Olofson

/s/ LEE R. PETILLON               Director
-------------------------
Lee R. Petillon

/s/ PRADEEP BARTHAKUR             Director
-------------------------
Pradeep Barthakur

/s/ HANS LINDROTH                 Director
-------------------------
Hans Lindroth

/s/ ROBERT W. FORSYTH             Director
-------------------------
Robert W. Forsyth

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

10.17               Employment Agreement with Gary N. Abernathy

21                  List of Subsidiaries

27                  Financial Data Schedule