Form 10QSB
period 1998-09-30
SAZTEC INTERNATIONAL INC
filed 1998-11-13
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-15353

                          ----------------------------
                           SAZTEC INTERNATIONAL, INC.

        CALIFORNIA                                              33-0178457
  (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization                           Identification Number)

                 43 MANNING ROAD, BILLERICA, MASSACHUSETTS 01821
                     (Address of Principal Executive Office)

                                  978-901-9600
                         (Registrant's Telephone Number)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of registrant's Common Stock at November 4, 1998, was 4,461,121 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998

                                    CONTENTS

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations -
            Three months ended September 30, 1998 and 1997                   3

         Consolidated Balance Sheets - September 30, 1998
           and June 30, 1998                                                 4

         Consolidated Statement of Changes in Stockholders'
           Equity - September 30, 1998                                       5

         Consolidated Statements of Cash Flows -
            Three months ended September 30, 1998 and 1997               6 - 7

         Notes to Consolidated Financial Statements -- September 30,
            1998 and 1997                                                8 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      10 - 11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   12

Item 2. Changes in Securities                                               12

Item 3. Defaults Upon Senior Securities                                     12

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                                    12

Signatures                                                                  13

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                            1998           1997
                                                     -----------    -----------
  REVENUE                                            $ 1,766,685    $ 1,613,471

  Cost of services                                     1,503,209      1,316,242
                                                     -----------    -----------
  GROSS PROFIT                                           263,476        297,229

  Selling and administrative expense                     509,203        496,228
                                                     -----------    -----------

  LOSS FROM OPERATIONS                                  (245,727)      (198,999)

  Interest expense                                        (8,156)       (12,562)

                                                     -----------    -----------
  LOSS BEFORE PROVISION FOR INCOME TAXES                 (253,88       (211,561)

  Income tax benefit                                     (76,601)
                                                     -----------    -----------


  NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $  (177,282)   $  (211,561)
                                                     ===========    ===========

  (LOSS) PER SHARE OF COMMON STOCK:
  Basic and diluted net loss applicable to
    common stockholders                             $      (.04)   $     (.058)
                                                     ===========    ===========

  Weighted average number of shares                    4,461,121      3,637,180
                                                     ===========    ===========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                     ASSETS


                                                            SEPTEMBER 30, 1998                   JUNE 30, 1998
                                                                (UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents                                      $    536,058    $    513,192
Restricted cash                                                      31,094         172,452
Accounts receivable, less allowance for doubtful
 accounts of $46,953 at September 30 and
 $40,494 at June 30                                               1,355,688       1,658,274
Work in process                                                     120,329         176,539
Prepaid expenses and other current assets                            99,721          92,833
                                                               ------------    ------------
TOTAL CURRENT ASSETS                                              2,142,890       2,613,290

PROPERTY AND EQUIPMENT, NET                                         422,410         443,083

OTHER ASSETS
Goodwill and other intangible assets, less
  accumulated amortization of $78,752 at
  September 30 and $75,722 at June 30                               146,610         149,640
Deposits and other assets                                           127,768         111,856
                                                               ============    ============
TOTAL ASSETS                                                   $  2,839,678    $  3,317,869
                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank note payable                                                              $     29,682
Current portion of long-term debt and capital
  lease obligations                                            $    188,034         182,599
Accounts payable                                                    461,684         472,132
Accrued liabilities                                                 534,001         699,455
Customer deposits                                                   572,253         646,544
                                                               ------------    ------------
TOTAL CURRENT LIABILITIES                                         1,755,972       2,030,412
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                        121,815         146,675
ACCRUED EXPENSES, NON-CURRENT                                        18,119          22,362

STOCKHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 authorized;
   no shares issued Common stock-no par value; 10,000,000
   shares authorized; 4,461,121 shares issued at
   September 30 and June 30                                      12,430,811      12,430,811
Contributed capital                                                  14,498          14,498
Accumulated deficit                                             (11,390,499)    (11,213,217)
Cumulative translation adjustment                                  (111,038)       (113,672)
                                                               ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                          943,772       1,118,420
                                                               ============    ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,839,678    $  3,317,869
                                                               ============    ============

                             See accompanying notes

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 1998


                                           COMMON STOCK
                                                                                                 CUMULATIVE
                                       NUMBER OF                 CONTRIBUTED     ACCUMULATED     TRANSLATION
                                         SHARES     AMOUNT        CAPITAL        DEFICIT         ADJUSTMENT
                                       ---------    -----------  ------------    ------------    ------------
Balance at June 30, 1998               4,461,121    $12,430,811        $14,498   $(11,213,217)      $(114,915)
Net loss                                                                             (177,282)
Translation adjustment                                                                                  3,877
                                       ======================================================================
Balance at September 30, 1998          4,461,121    $12,430,811        $14,498   $(11,390,499)      $(111,038)
                                       ======================================================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998         1997
                                                                    ---------     --------
INCREASE (DECREASE) IN CASH
FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(177,282)   $(211,561)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                     53,398       62,130
   Provision for bad debts                                           (3,555)
   Other                                                                              21
Changes in assets and liabilities:
   Accounts receivable                                              316,366      112,350
   Work in process                                                   57,257      (64,246)
   Prepaid expenses and other current assets                         (7,391)     (49,034)
   Deposits and other assets                                        (19,458)      (1,506)
   Accounts payable                                                 (13,364)      14,733
   Accrued liabilities                                             (174,445)     (26,481)
   Customer deposits and non-current accrued expenses               (85,074)      (1,332)
                                                                  ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                               (53,548)    (164,926)
                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                              (23,317)     (27,034)
   Payments received on notes receivable                              5,567        4,937
   Decrease (Increase) in restricted cash                           141,358       92,842
                                                                  ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           123,608       70,745
                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital lease
        Obligations                                                 (23,663)     (18,042)
   Borrowings on revolving credit line                              785,995      537,049
   Payments on revolving credit line                               (815,677)    (752,506)
   Proceeds from common stock issue                                              300,000
                                                                   --------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (53,345)      66,501
                                                                   ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               6,151       (6,688)
                                                                   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 22,866      (34,368)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    513,192      386,785
                                                                    --------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 536,058    $ 352,417
                                                                  =========    =======--

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                            1998       1997
                                                            --------   ------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

Financed purchases of property and equipment
 through notes payable                                       $ 3,310
                                                             =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Interest                                              $ 7,948   $11,600
                                                             ========  =======
      Income taxes                                           $ 4,483
                                                             =======


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

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

NOTE 2.  COMMON STOCK

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

NOTE 3. FOREIGN OPERATIONS AND MAJOR CUSTOMERS-SEGMENTS

Revenue, loss before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                               QUARTER ENDED SEPTEMBER 30,
                                                   1998              1997
                                         ------------------    --------------
Revenue
  United States                                 $ 1,207,910    $      818,662
  United Kingdom/Western Europe                     558,775           794,809
                                         ------------------    --------------
                                                $ 1,766,685    $    1,613,471
                                         ==================    ==============
Income (loss) before income taxes
  United States                                 $    16,441    $     (148,309)
  United Kingdom/Western Europe                    (270,324)          (63,252)
                                         ------------------     -------------
                                                $  (253,883)   $     (211,561)
                                         ==================    ==============
Depreciation
  United States                                 $    30,274    $       24,682
  United Kingdom/Western Europe                      20,094            34,418
Amortization-U.S. only                                3,030             3,030
                                         ==================    ==============
                                                $    53,398    $       62,130
                                         ==================    ==============

Identifiable Assets                      SEPTEMBER 30, 1998     JUNE 30, 1998
                                         ------------------     -------------
  United States                                 $ 1,627,744     $   1,851,102
  United Kingdom                                  1,211,934         1,466,767
                                         ------------------     -------------
                                                $ 2,839,678     $   3,317,869
                                         ==================    ==============

NOTE 4. EARNINGS (LOSS) PER SHARE

At September 30, 1998 and 1997 the following potentially dilutive securities were outstanding:

                                     1998                    1997

                               NUMBER    PRICE RANGE   NUMBER   PRICE RANGE
Employee options               237,250   .315 - 4.13   155,500   .68 - 4.13
Other options                  418,750   .315 - 1.00   106,250   .68 - 4.13
Warrants                       860,000          2.00   721,000         2.00


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1998 increased 9.4% to $1,766,685 from $1,613,471 for the quarter ended September 30, 1997. U.S. revenue for the quarter increased 47.5% and European revenue decreased 30% compared to the prior year first quarter. The sales mix in the United States continued to change in favor of increased scanning projects; revenue from Europe was relatively unchanged from the prior year period. Revenue from foreign sources comprised 31.6% of consolidated revenues for the first three months of the current year as compared with 49.2% in the prior year. Management expects revenue in both Europe and the United States to improve in the second quarter of the current fiscal year.

Gross profit for the quarter of $263,476 was $33,753 lower and gross margin of 14.9% was 3.5% lower than results from the first quarter of the prior year, due to continued underutilized capacity.

Selling and administrative (S&A) expenses for the current year quarter increased $12,975 to $509,203 from $496,228 for the same period in the prior year. As a percentage of sales, S&A decreased to 28.8% from the 30.7% ratio of the prior year.

Revenue earned for the quarter ended September 30, 1998 was $635,459 lower than for the quarter ended June 30, 1998. As a result, collections on accounts receivable produced an increase in cash on the cash flows statement for the quarter. This more than offset the effect of paying down accrued liabilites, reducing the cash decrease from the net operating loss of $177,282 to a figure of $53,548 of net cash used in operating activities. The release of restricted cash to operations exceeded both the net cash used in operating activities and the amount needed to make required payments on notes payable and repay all advances on the line of credit. The combined effect resulted in a net increase in cash of $22,866.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's revolving credit agreement is secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0% (12.5% at September 30, 1998). The note maturing on July 1, 1997 was renewed through October 1, 1997, April 1 and October 1, 1998, and April 1, 1999. Maximum borrowings under the agreements decline $10,000 per month from $270,000 on November 1, 1997. Available borrowing is restricted to 70% of domestic trade receivables less than 90 days old. This restriction has not reduced the borrowing ceiling during the periods. The Company was in compliance with the covenants contained in the agreement throughout the periods and at September 30, 1998. Outstanding borrowings were $29,682 at June 30, 1998. There were no advances against the agreement outstanding at September 30, 1998. Available borrowings were $160,000 at September 30 and $150,000 beginning October 1, 1998 and for the month of October.

The Company's unrestricted cash balance of $513,192 at June 30 increased $22,866 to $536,058 at September 30, 1998. Working capital decreased $195,960 during the quarter, primarily due to the operating loss for the period.

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

                           SAZTEC INTERNATIONAL, INC.
                         SEPTEMBER 30, 1998 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

The following Exhibits are filed by attachment to this Form 10-QSB:



EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT                                    PAGE
-------       ----------------------                                    -----
 27           Financial Data Schedule                                     14


(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: November 4, 1998

 SAZTEC INTERNATIONAL, INC.
 --------------------------------
 (Registrant)

 By:/s/ THOMAS K. O'LOUGHLIN
 -----------------------------
    Thomas K. O'Loughlin
    Treasurer

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
   27           Financial Data Schedule