Form 10QSB
period 1998-12-31
SAZTEC INTERNATIONAL INC
filed 1999-02-16
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of registrant's Common Stock at February 12, 1999, was 4,461,121 shares.

                           SAZTEC INTERNATIONAL, INC.

                                  FORM 10-QSB/A

                                     FOR THE
                         QUARTER ENDED DECEMBER 31, 1998

                                                                           PAGE
                                                                           -----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations --
            Three months ended December 31, 1998 and 1997                   3

         Consolidated Statements of Operations --                           4
            Six months ended December 31, 1998 and 1997

         Consolidated Balance Sheets -- December 31, 1998 and
            June 30, 199                                                    5

         Consolidated Statement of Changes in Stockholders' Equity --       6
            December 31, 1998

         Consolidated Statements of Cash Flows --                        7 - 8
            Six months ended December 31, 1998 and 1997

         Notes to Consolidated Financial Statements --
            December 31, 1998                                            9 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       11 - 12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders       Not Applicable

Item 5.  Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                     13

Signatures                                                                   14


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                        1998           1997
                                                                        ----           ----
  REVENUES                                                        $1,835,031     $1,964,749

  Cost of services                                                 1,519,303      1,583,791
                                                                 --------------------------

  GROSS PROFIT                                                       315,728        380,958

  Selling, general & administrative expense                          532,612        510,245
                                                                 --------------------------

  LOSS FROM OPERATIONS                                              (216,884)      (129,287)

  Interest expense                                                    (6,623)       (11,698)
                                                                 --------------------------

  LOSS BEFORE PROVISION FOR INCOME TAXES                            (223,507)      (140,985)

  Provision for income taxes                                             403
                                                                 --------------------------
  NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                      $ (223,910)     $(140,985)
                                                                 ==========================

  LOSS PER SHARE OF COMMON STOCK:

  Basic and diluted net loss applicable to common                      $(.05)         $(.03)
        stockholders
                                                                 ==========================

  Weighted average number of shares                                4,461,121      4,176,845
                                                                 ==========================


                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                               1998           1997
                                                               ----           ----
  REVENUES                                               $3,601,715     $3,578,220

  Cost of services                                        3,022,512      2,900,033
                                                       --------------  ------------

  GROSS PROFIT                                              579,203        678,187

  Selling and administrative expense                      1,041,814      1,006,473
                                                       --------------  ------------

  LOSS FROM OPERATIONS                                     (462,611)      (328,286)

  Interest expense                                          (14,778)       (24,260)
                                                       --------------  ------------

                                                           (477,389)      (352,546)
  LOSS BEFORE PROVISION FOR INCOME TAXES

  Provision for income taxes                                (76,198)
                                                       --------------  ------------
  NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (401,191)     $(352,546)
                                                       ==============  ============

  LOSS PER SHARE OF COMMON STOCK:

  Basic and diluted net loss applicable to common             $(.09)         $(.09)
        stockholders
                                                       ==============  ============
  Weighted average number of shares                       4,461,121      3,907,013
                                                       ==============  ============

                            See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1998

                 ASSETS

                                                                                  DEC. 31,           JUNE 30,
                                                                                      1998               1998
                                                                                      ----               ----
                                                                               (Unaudited)
 CURRENT ASSETS
 Cash and cash equivalents                                                        $682,443         $  513,192
 Restricted cash                                                                    59,767            172,452
 Accounts receivable, less allowance for doubtful accounts of $10,204
       at December 31 and $40,494 at June 30, 1998                               1,429,988          1,658,274
 Costs and estimated earnings in excess of billings                                 15,764
 Work in process                                                                   115,782            176,539
 Prepaid expenses and other current assets                                          90,463             92,833
 Note receivable                                                                    23,373
                                                                               -----------         ----------
 TOTAL CURRENT ASSETS                                                            2,417,580          2,613,290

 PROPERTY AND EQUIPMENT, NET                                                       430,367            443,083
 OTHER ASSETS

 Goodwill and other intangible assets, less accumulated amortization
       of $81,782 at December 31 and $75,722 at June 30, 1998                      143,580            149,640
 Deposits and other assets                                                          93,558            111,856
                                                                               -----------         ----------
 TOTAL ASSETS                                                                   $3,085,085         $3,317,869
                                                                               ===========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Notes payable                                                                   $112,648            $29,682
 Current portion long-term debt and capital lease obligations                     193,427            182,599
 Accounts payable                                                                 360,679            472,132
 Accrued liabilities                                                              569,533            699,455
 Customer deposits                                                                981,469            646,544
                                                                               ----------          ---------
 TOTAL CURRENT LIABILITIES                                                      2,217,756          2,030,412

 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS LESS CURRENT PORTION                136,001            146,675
 ACCRUED EXPENSE                                                                   14,371             22,362

 STOCKHOLDERS' EQUITY
 Preferred stock-no par value;  1,000,000 shares  authorized;
       no shares Issued
 Common stock-no par value;  10,000,000  shares  authorized;
       4,461,121 shares issued at December  31,1998 and
       4,461,121 shares issued at June 30, 1998                                12,430,811         12,430,811
        Contributed capital                                                        14,498             14,498
 Accumulated deficit                                                          (11,614,404)        11,213,217)
 Cumulative translation adjustment                                               (113,948)          (113,672)
                                                                               ==========          =========
 TOTAL STOCKHOLDERS' EQUITY                                                       716,957          1,118,420
                                                                               ----------          ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $3,085,085         $3,317,869
                                                                               ==========          =========

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                DECEMBER 31, 1998

                                            COMMON STOCK         COMMON STOCK
                                                                  SUBSCRIBED
                                                                                                                   CUMULATIVE
                                  NUMBER  OF                   NUMBER OF             CONTRIBUTED   ACCUMULATED    TRANSLATION
                                       SHARES       AMOUNT         SHARES    AMOUNT       CAPITAL       DEFICIT     ADJUSTMENT
                                  -----------       ------     ----------    ------  ------------  ------------   ------------
        June 30, 1998               4,461,129  $12,430,811                                $14,498  $(11,213,217)    $(113,672)
        Net loss                                                                                       (401,187)
        Translation
           adjustment                                                                                                    (276)
                                -------------   ----------    -----------   -------     ---------    -----------  -----------
                                    4,461,129  $12,430,811                                $14,498  $(11,614,404)    $(113,948)


                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                     1998       1997
                                                                     ----       ----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(401,191) $(352,546)
  Adjustments to reconcile net loss to net cash (used
         in) provided by operating activities:
     Depreciation and amortization                                110,260    121,432
     Provision for bad debts                                      (21,791)      (699)
     Other                                                                        17
  Changes in assets and liabilities:
     Accounts receivable                                          235,115   (115,127)
     Work in process                                               59,810   (305,501)
     Prepaid expenses and other current assets                    (22,229)    (5,254)
     Deposits and other assets                                    (16,539)    46,079
     Accounts payable                                            (110,503)   (90,286)
     Accrued liabilities                                         (137,023)    44,547
     Customer deposits and non-current accrued expenses           337,734    155,964

                                                               --------------------
  NET CASH (PROVIDED BY) USED IN OPERATING ACTIVITIES              33,643   (501,374)
                                                               --------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                          (38,978)  (106,463)
      Payments received on notes receivable                        35,540      8,380
      Decrease in restricted cash                                 112,685    118,940
                                                               --------------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                       109,247     20,857
                                                               --------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                1,421,462  1,325,114
     Payments on notes payable                                 (1,338,496)  ,466,689)
     Principal payments on debt and capital lease                 (52,889)   (42,714)
       obligations
     Proceeds from issuance of common stock, net of                         860,000
       issuance costs
                                                               --------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        30,077   675,711
                                                               --------------------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (3,725)      (841)
                                                               --------------------

  NET INCREASE IN CASH                                            169,242   194,353

  CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     513,194   386,785
                                                               --------------------

  CASH AND EQUIVALENTS AT END OF PERIOD                          $682,43   $581,138
                                                               =====================

                             See accompanying notes.



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                                                                  1998       1997
                                                                  ----       ----
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES:

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                $12,210    $16,567
                                                               ========   =======
       Income taxes                                             $5,283
                                                               ========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

NOTE 2.  FOREIGN OPERATIONS AND MAJOR CUSTOMERS- SEGMENTS

Revenues, income (loss) before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.


                                                         6 MONTHS ENDED DECEMBER 31,
                                                               1998               1997
                                                               ----               ----
   Revenue
     United States                                       $2,412,924         $1,800,788
     United Kingdom/Western Europe                        1,188,791          1,777,432
                                                   ----------------      -------------

                                                         $3,601,715         $3,578,220
                                                   ----------------      -------------
   Income (loss) before income taxes
     United States                                         $(26,525)         $(183,013)
     United Kingdom/Western Europe                         (450,864)          (169,533)
                                                   ----------------      -------------
                                                          $(477,389)         $(352,546)
                                                   ----------------      -------------
   Depreciation
     United States                                          $61,301            $48,412
     United Kingdom/Western Europe                           42,899             66,960
   Amortization-U.S. only                                     6,060              6,060
                                                   ----------------      -------------
                                                           $110,260           $121,432
                                                   ----------------      -------------

   Identifiable Assets                             DECEMBER 31 1998      JUNE 30, 1998
                                                   ----------------      -------------
     United States                                       $1,549,959         $1,851,102
     United Kingdom                                       1,535,126          1,466,767

                                                   ----------------      -------------
                                                         $3,085,085         $3,317,869
                                                   ----------------      -------------

NOTE 3.  LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year which totaled 4,461,121 and 4,176,845 for the quarters ended December 31, 1998, and 1997, respectively. The inclusion of common stock equivalents would have been antidilutive and were not included for the quarter ended December 31, 1998.

Effective for periods ending after December 15, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The standard amends the computation of earnings per share to provide for two measures, Basic Earnings Per Share and Dilutive Earnings Per Share. Under this standard, the Company would have reported the following for the quarters ended December 31:

                BASIC LOSS PER SHARE       DILUTIVE LOSS PER SHARE
       1998            $(.05)                      $(.05)
       1997            $(.03)                      $(.03)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the six months ended December 31, 1998, increased to $3,601,715 from $3,578,220 for the six months ended December 31, 1997, an increase of $23,495 or (0.7%). Revenue for the Quarter ended December 31,1998 at $1,835,031 was down $129,781 from the $1,964,749 earned for the quarter ended December 31, 1997.

U.S. revenue for the six months ended December 31, 1998 of $2,412,924 increased $612,136 compared with the six month period the prior year of $1,800,788. U.S. revenue for the second quarter of the current year $1,205,013 was $449,019 higher compared to $755,994 for the quarter ended December 31, 1997. European revenue for the six months ended December 31, 1998 of $1,188,791 decreased $588,641 compared with the six month period in the prior year of $1,777,432. European revenue for the second quarter of the current year at $630,019 was $352,604 less compared to $982,623 for the quarter ended December 31, 1997.

U.S. revenue has increased as a result of continued growth in scanning services revenue and the improved growth in data entry conversion revenue. European revenue is down compared to last year as a result in the decline in library retrospective conversion project revenue. As a result of a new contract with the University Cattolica del Sacro Cuore of Milan received in November 1998, and increased activity with existing customers management expect revenue to increase in Europe during the second half of the year.

Gross profit for the six months ended December 31, 1998 decreased $98,984 from the prior year period to 16% of sales, compared to 19% of sales for the same period of 1997. Gross profit for the quarter ended December 31, 1998 was 17.2% of sales compared to 19.4% in the same period of 1997. Gross profit for U.S. operations increased $167,749 for the six months ended December 31, 1998 to 21% of sales compared to 18.8% for the same period last year. European gross profit decreased $266,733 for the 6 month period ended December 31,1998 to 6% of sales compared to 19% for the same period last year. The operation in Europe continues to be underutilized causing the significant reduction in gross profit margin.

Selling, and administrative expenses (S&A) for the six month period increased $69,883 to $1,076,356 (30% of sales) from $1,006,473 (28% of sales) for the same period in the prior year. For the quarter ended December 31,1998 S&A increased $543,493 (29.6% of sales) from $510,245 (26% of sales) in the prior year quarter. The increase in S&A for the 6 months ended December 31, 1998 is a result of increased expense in the U.S. of $100,229 (15.5%) and a decrease in Europe of $30,346 (8.5%).

Loss from operations was $497,153 for the six months ended December 31, 1998 compared to $328,286 for the six months ended December 31, 1997. Loss from operations for the three months ended December 31, 1998 was $227,765 compared to $129,287 for the same period the prior year. The decline in revenue and the lower gross profit margin in Europe has resulted in a larger than expected loss in the first half of the year.

Management has initiated changes throughout it's operations in the U.S. and Europe to improve efficiencies and increase operating results. Gary Abernathy, the COO and President of the U.S. operations has left the company to pursue other business interests effective December 1998. Christopher Parker who joined the company in February of 1998 as CEO of Saztec International has also taken over the responsibility of President of the U.S. operation. John Kerr, Treasurer of Saztec Europe and Thomas O'Loughlin, Treasurer of Saztec International have also left the company and their position will be consolidated into Vice President of Finance and Administration operating from the corporate offices in the U.S.

Mike Dale has been appointed Managing Director of Saztec Europe Ltd., effective January 1999. Chris Dowd, the former Director of Business Development and Roland Wolf, Sales Manager of Saztec Germany have left the company to pursue other business interests. A plan has been initiated in Germany that will reduce selling and administrative overheads while continuing to serve our clients efficiently.

Cash Flow increased $169,242 for the six months ended December 31, 1998 compared to an increase of $194,353 for the same period the prior year. Net cash from operating activities increased $33,643 net cash from investing activities increased $109,247 mainly as a result in a decrease in restricted cash of $112,685. Cash flow from financing activities of $30,077 and effect of exchange rate changes of ($3,725) make up the balance of the change.

The Company has analyzed its exposure to potential data processing "Year 2000" problems and formulated a plan to ensure its systems are in compliance by June 30, 1999. This will be effected through replacement of PC-level hardware and an upgrade to a third-party software package which has been certified Year 2000 compliant. Total planned cost through the balance of the current year is expected to be less than $50,000 beyond continuing systems upgrades to increase production performance. The Company is also in the process of compiling certifications of Y2K compliance from its vendors. No external consulting resource requirements are expected. The company believes that all actions and implementation of new software should mitigate the effect of the year 2000 issue. However, if such modifications are not made or completed timely the year 2000 issue could have an effect on operations and financial condition of the company.

The Company's operations may be affected by the introduction of the Euro on January 1, 1999. A material amount of revenue generated by the sales and production facilities in the United Kingdom is derived from customers located in countries adopting the common currency. The Company will continue to be subject to exchange rate risk as a result of the pound sterling's fluctuations against the new currency and may encounter pricing pressure from competitors located in countries participating in its adoption.

CAPITAL RESOURCES AND LIQUIDITY

The Company has a revolving credit agreement secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0% (11.75% and 12.5% at December 31, 1998 and 1997, respectively). Available borrowings are 70% of domestic trade receivables less than 90 days old (80% at December 31, 1998), with an aggregate maximum borrowing level that declines $10,000 per month from $120,000 at January 1, 1999 until maturity on April 1, 1999. The company is in the process of negotiating an extension of this agreement as well as reviewing financing options with local banks. Aggregate borrowings were $112,468 on December 31, 1998. On December 31,1997, the company had advances of $132,936 outstanding on the credit line. The company was in compliance with the convenants contained in the agreement throughout the six month period ended December 31, 1998.

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

                           SAZTEC INTERNATIONAL, INC.
                         DECEMBER 31, 1998 FORM 10-QSB/A

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(A) EXHIBITS

The following Exhibit is filed by attachment to this Form 10-QSB/A:

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
-------    ----------------------
27         Financial Data Schedule

(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  February 12, 1999


       SAZTEC INTERNATIONAL, INC.
       (Registrant)

                                                  By:  /s/ CHISTOPHER PARKER
                                                       ----------------------
                                                           Christopher Parker
                                                           CEO

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

27             Financial Data Schedule