Form 10QSB
period 1999-03-31
SAZTEC INTERNATIONAL INC
filed 1999-05-17
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                         COMMISSION FILE NUMBER 0-15353

                          ----------------------------

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

                                  978-901-9600
                          -----------------------------
                         (Registrant's Telephone Number)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock at May 13, 1999, was 4,461,121 shares.

                           SAZTEC INTERNATIONAL, INC.

                                  FORM 10-QSB/A

                                     FOR THE
                          QUARTER ENDED MARCH 31, 1999

                                                                                  PAGE
                                                                                  ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Operations --
            Three months ended March 31, 1999 and 1998                             3

         Consolidated Statements of Operations --                                  4
           Nine months ended March 31, 1999 and 1998

         Consolidated Balance Sheets -- March 31, 1999 and June 30, 1998           5

         Consolidated Statement of Changes in Stockholders' Equity --              6
            March 31, 1999

         Consolidated Statements of Cash Flows --                                7 - 8
            Nine months ended March 31, 1999 and 1998

         Notes to Consolidated Financial Statements -- March 31, 1999            9 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   11 - 12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         13

Item 2.  Changes in Securities                                                     13

Item 3.  Defaults Upon Senior Securities                                     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders                 Not Applicable

Item 5.  Other Information                                                         13

Item 6.  Exhibits and Reports on Form 8-K                                          13

Signatures                                                                         14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                        1999             1998
                                                    -----------      -----------

REVENUES                                            $ 2,511,398      $ 2,271,910

Cost of services                                      1,870,788        1,716,596
                                                    -----------      -----------

GROSS PROFIT                                            640,610          555,314

Selling, general & administrative expense               605,977          477,079
                                                    -----------      -----------

INCOME FROM OPERATIONS                                   34,633           78,235

Interest expense                                         18,326           11,281
                                                    -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 16,307           66,954

Provision (benefit) for income taxes                        (27)          14,368
                                                    -----------      -----------
NET INCOME                                          $    16,334      $    52,586
                                                    ===========      ===========
INCOME PER SHARE OF COMMON STOCK:
Basic and diluted net income applicable to
     common stockholders                            $      .004      $       .01
                                                    ===========      ===========

Weighted average number of shares                     4,461,121        4,461,129
                                                    ===========      ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                       1999            1998
                                                    -----------     -----------

REVENUES                                            $ 6,113,113     $ 5,850,130

Cost of services                                      4,893,300       4,616,629
                                                    -----------     -----------

GROSS PROFIT                                          1,219,813       1,233,501

Selling and administrative expense                    1,682,332       1,483,552
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (462,519)       (250,051)

Interest expense (income)                                (1,437)         35,541
                                                    -----------     -----------



LOSS BEFORE PROVISION FOR INCOME TAXES                 (461,082)       (285,592)

Provision (benefit) for income taxes                    (76,225)         14,368
                                                    -----------     -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $  (384,857)    $  (299,960)
                                                    ===========     ===========

LOSS PER SHARE OF COMMON STOCK:

Basic and diluted net loss applicable to common     $      (.09)    $      (.07)
      stockholders

                                                    ===========     ===========

Weighted average number of shares                     4,461,121       4,089,022
                                                    ===========     ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998

                                     ASSETS

                                                                             MARCH 31,        JUNE 30,
                                                                               1999             1998
                                                                           ------------     ------------
                                                                            (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                  $    409,858     $    513,192
Restricted cash                                                                  26,374          172,452
Accounts receivable, less allowance for doubtful accounts of $11,691 at       1,570,365        1,658,274
      March 31 and $40,494 at June 30, 1998
Costs and estimated earnings in excess of billings                              107,108
Work in process                                                                 128,161          176,539
Prepaid expenses and other current assets                                       107,114           92,833
Note receivable                                                                  23,902
                                                                           ------------     ------------
TOTAL CURRENT ASSETS                                                          2,372,882        2,613,290

PROPERTY AND EQUIPMENT, NET                                                     403,054          443,083
OTHER ASSETS
Goodwill and other intangible assets, less accumulated amortization of          140,550          149,640
      $84,812 at March 31 and $75,722 at June 30, 1998
Deposits and other assets                                                        74,711          111,856
                                                                           ------------     ------------
TOTAL ASSETS                                                               $  2,991,197     $  3,317,869
                                                                           ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                              $     37,380     $     29,682
Current portion long-term debt and capital lease obligations                    202,672          182,599
Accounts payable                                                                631,577          472,132
Accrued liabilities                                                             617,399          699,455
Customer deposits                                                               641,752          646,544
                                                                           ------------     ------------
TOTAL CURRENT LIABILITIES                                                     2,130,780        2,030,412

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS LESS CURRENT PORTION               121,601          146,675
ACCRUED EXPENSE                                                                  10,737           22,362

STOCKHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 shares authorized; no shares issued
Common stock-no par value; 10,000,000 shares authorized; 4,461,121           12,430,811       12,430,811
      shares issued at March 31,1999 and 4,461,121 shares issued at
      June 30, 1998
Contributed capital                                                              14,498           14,498
Accumulated deficit                                                         (11,598,067)     (11,213,217)
Cumulative translation adjustment                                              (119,163)        (113,672)
                                                                           ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                      728,079        1,118,420
                                                                           ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  2,991,197     $  3,317,869
                                                                           ============     ============

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 MARCH 31, 1999

                                    Common Stock         Common Stock
                                                          Subscribed

                                                                                                        CUMULATIVE
                            NUMBER  OF                NUMBER OF             CONTRIBUTED   ACCUMULATED   TRANSLATION
                             SHARES       AMOUNT       SHARES      AMOUNT     CAPITAL       DEFICIT     ADJUSTMENT
                        -------------   ----------   -----------   -------  ----------    -----------  -----------
June 30, 1998               4,461,129  $12,430,811                             $14,498  $(11,213,217)   $(113,672)
Net loss                                                                                    (384,850)
Translation
   adjustment                                                                                              (5,491)

                        -------------   ----------   -----------   -------   ---------    -----------  -----------
                            4,461,129  $12,430,811                              $14,498  $(11,598,067)   $(119,163)

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                             1999            1998
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (384,857)    $  (299,960)
Adjustments to reconcile net loss to net cash (used
       in) provided by operating activities:
   Depreciation and amortization                             136,660         179,366
   Provision for bad debts                                   (28,803)         12,062
   Other                                                          17
Changes in assets and liabilities:
   Accounts receivable                                         9,604        (681,434)
   Work in process                                            48,378        (165,389)
   Prepaid expenses and other current assets                 (38,183)        (17,657)
   Deposits and other assets                                  37,145          59,316
   Accounts payable                                          159,445        (116,871)
   Accrued liabilities                                       (82,056)        268,829
   Customer deposits and non-current accrued expenses        (16,410)        327,067
                                                         -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                       (159,077)       (434,654)
                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                       (87,541)       (226,714)
   Payments received on notes receivable                         219          11,937
   Decrease in restricted cash                               146,078         142,305
                                                         -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              58,756         (72,470)
                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable                             2,046,332       2,098,554
   Payments on notes payable                              (2,038,634)     (2,193,958)
   Principal payments on debt and capital lease               (5,001)       (101,410)
     obligations
   Proceeds from issuance of common stock, net of
     issuance costs                                                          860,000
                                                         -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,697         663,186
                                                         -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (5,491)          7,887
                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH                             (103,334)        163,949

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  513,194         386,785
                                                         -----------     -----------

CASH AND EQUIVALENTS AT END OF PERIOD                    $   409,858     $   550,734
                                                         ===========     ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                        1999       1998
                                                      --------    -------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
Purchase of equipment through issuance of notes
     payable and capital lease obligations                        $13,624
                                                                  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest                                         $ 23,134    $24,221
                                                      ========    =======
     Income taxes                                     $  5,283    $14,368
                                                      ========    =======

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

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

NOTE 2.  FOREIGN OPERATIONS AND MAJOR CUSTOMERS - SEGMENTS

Revenues, income (loss) before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                          9 MONTHS ENDED MARCH 31,
                                             1999            1998
                                         -----------     -----------
    Revenue
      United States                      $ 4,055,439     $ 2,969,056
      United Kingdom/Western Europe        2,057,674       2,881,074
                                         -----------     -----------
                                         $ 6,113,113     $ 5,850,130
                                         ===========     ===========
    Income (loss) before income taxes
      United States                      $    34,766     $  (112,933)
      United Kingdom/Western Europe         (495,841)       (172,659)
                                         -----------     -----------
                                         $  (461,075)    $  (285,592)
                                         ===========     ===========
    Depreciation
      United States                      $    96,152     $    71,869
      United Kingdom/Western Europe           64,403          98,407
    Amortization-U.S. only                     9,090           9,090
                                         -----------     -----------
                                         $   169,645     $   179,366
                                         ===========     ===========

                                         MARCH 31 1999  JUNE 30, 1998
                                         -------------  -------------
    Identifiable Assets
      United States                      $ 1,682,954     $ 1,851,102
      United Kingdom                       1,308,243       1,466,767
                                         -----------     -----------
                                         $ 2,991,197     $ 3,317,869
                                         ===========     ===========

NOTE 3.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year which totaled 4,461,121 for the quarters ended March 31, 1999, and 1998. The inclusion of common stock equivalents would have been antidilutive and were not included for the quarter ended March 31, 1999.

Effective for periods ending after December 15, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The standard amends the computation of earnings per share to provide for two measures, Basic Earnings Per Share and Dilutive Earnings Per Share. Under this standard, the Company would have reported the following for the quarters ended March 31:

                  BASIC EARNINGS PER SHARE          DILUTIVE EARNINGS PER SHARE
       1999                $.004                               $.004
       1998                 $.01                               $.01

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the nine months ended March 31, 1999, increased to $6,113,113 from $5,850,130 for the nine months ended March 31, 1998, an increase of $262,983 or (4.5%). Revenue for the Quarter ended March 31, 1999 at $2,511,398 was up $239,488 from the $2,271,910 earned for the quarter ended March 31, 1998.

U.S. revenue for the nine months ended March 31, 1999 of $4,055,439 increased $1,086,383 compared with the nine-month period the prior year of $2,969,056. U.S. revenue for the third quarter of the current year $1,642,515 was $474,247 higher compared to $1,168,268 for the quarter ended March 31, 1998. European revenue for the nine months ended March 31, 1999 of $2,057,694 decreased $823,400 compared with the nine-month period in the prior year of $2,881,074. European revenue for the third quarter of the current year at $868,883 was $234,759 less compared to $1,103,642 for the quarter ended March 31, 1998.

U.S. revenue continues to increase as a result of growth in scanning services revenue and the improved growth in data entry conversion revenue. European revenue is down compared to last year as a result in the decline in library retrospective conversion project revenue. As a result of a new contract with the University Cattolica del Sacro Cuore of Milan received in November 1998, and increased activity with existing customers, third quarter revenue was up 46% over the average of the previous two quarters.

Gross profit for the nine months ended March 31, 1999 decreased $13,688 from the prior year period to 20% of sales, compared to 21% of sales for the same period of 1998. Gross profit for the quarter ended March 31, 1999 was 25.5% of sales compared to 24.4% in the same period of 1998. Gross profit for U.S. operations increased $339,121 for the nine months ended March 31, 1999 to 23.7% of sales compared to 21% for the same period last year. European gross profit decreased $352,809 for the nine month period ended March 31, 1999 to 12.5% of sales compared to 21.2% for the same period last year. The operation in Europe increased its volume to cover previous under utilization, achieving a gross margin in the three months ending March 31, 1999, of 21.3%.

Selling and administrative expenses (S&A) for the nine month period increased $198,780 to $1,682,332 (27.5% of sales) from $1,483,552 (25.4% of sales) for the same period in the prior year. For the quarter ended March 31, 1999 S&A increased to $605,977 (24.1% of sales) from $477,079 (21% of sales) in the prior year quarter.

Loss from operations was $462,519 for the nine months ended March 31, 1999 compared to $250,051 for the nine months ended March 31, 1998. Profit from operations for the three months ended March 31, 1999 was $34,633 compared to $78,235 for the same period the prior year.

Cash Flow decreased $103,345 for the nine months ended March 31, 1999 compared to an increase of $163,949 for the same period the prior year. Net cash from operating activities decreased $151,740; net cash from investing activities increased $111,191 mainly as a result in a decrease in restricted cash of $146,078. Cash flow from financing activities of ($49,198) and effect of exchange rate changes of ($13,598) make up the balance of the change.

The Company continues to analyze its exposure to potential data processing "Year 2000" problems and has formulated a plan to ensure its accounting systems are in compliance by June 30, 1999, and all other systems are in compliance by December 31, 1999. This will be effected through replacement of PC-level hardware and an upgrade to a third-party software package which has been certified Year 2000 compliant. Total planned cost through the balance of the current year is expected to be less than $50,000 beyond continuing systems upgrades to increase production performance. The Company is also in the process of compiling certifications of Y2K compliance from its vendors. No external consulting resource requirements are expected. The company believes that all actions and implementation of new software should mitigate the effect of the Year 2000 issue. However, if such modifications are not made or completed timely the Year 2000 issue could have an effect on operations and financial condition of the company.

The Company's operations could be affected by the Euro. A material amount of revenue generated by the sales and production facilities in the United Kingdom is derived from customers located in countries adopting the common currency. The Company will continue to be subject to exchange rate risk as a result of the pound sterling's fluctuations against the new currency and may encounter pricing pressure from competitors located in countries participating in its adoption.

CAPITAL RESOURCES AND LIQUIDITY

The Company has signed an extension to its revolving credit agreement with UMB Bank, Kansas City, Missouri. The agreement is secured by accounts receivable, work in process, property and equipment and other assets, bearing interest at the lender's prime rate plus 4.0% (12.0% and 12.5% at March 31, 1999 and 1998, respectively). Available borrowings are 70% of domestic trade receivables less than 90 days old with an aggregate maximum borrowing level that declines $15,000 per month from $90,000 at March 1, 1999 until maturity on October 1, 1999. Aggregate borrowings were $37,380 on March 31, 1999 and $179,108 on March 31, 1998. The company was in compliance with the covenants contained in the agreement throughout the nine-month period ended March 31, 1999.

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

                           SAZTEC INTERNATIONAL, INC.
                          MARCH 31, 1999 FORM 10-QSB/A

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

 Dated: May 13, 1999

        SAZTEC INTERNATIONAL, INC.
        --------------------------
        (Registrant)

                                             By: /s/ CHRISTOPHER PARKER
                                                 ----------------------
                                                 Christopher Parker
                                                 CEO

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

 27            Financial Data Schedule