Form 10KSB
period 1999-06-30
SAZTEC INTERNATIONAL INC
filed 1999-09-28
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (978) 901-9600
                         (Registrant's Telephone Number)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes __X__   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the fiscal year ended June 30, 1999 are $8,713,335.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on September 14, 1999, was approximately $2,788,201. As of September 14, 1999, there were 4,461,121 shares of Common Stock outstanding.

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

Saztec has established outsource partnerships with Datamatics Technologies PVT. Ltd. in India and other service companies. Through these relationships Saztec can provide access to a much larger skill base for data conversion and data management thereby providing an extensive and flexible service for its clients.

The Company was incorporated in California in 1976. The Company's executive offices are now located at 43 Manning Road, Billerica, Massachusetts 01821, and its telephone number is (978) 901-9600. The principal wholly owned subsidiary is Saztec Europe, Ltd., registered in Scotland. Saztec Europe, Ltd. has a wholly owned subsidiary registered in Germany, Saztec Datenverarbeitung GmbH.

DESCRIPTION OF BUSINESS

Saztec provides a complete range of services for the information conversion market. The Company offers the following services, which are integrated and customized as required by the customer's application:

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

IMAGE CONVERSIONS: A broad family of services are available to capture and convert document images for use in image based storage and retrieval systems. Equipment is used to create images at resolutions between 100 dots per inch
(dpi) and 1200 dpi ranges, with variable gray scale thresholding available to match the quality of the documents. Up to 64 levels of gray or color may be captured for projects requiring these capabilities.

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

Preliminary Phase -- The plan typically calls for the delivery of a test database to the client to ensure that the production specification is accurate and complete and that the deliverable satisfies the customer's requirements. The customer formally accepts the test database before actual production begins.

Document Management -- All documents are tracked and logged throughout the conversion process. From batching and sorting to combining converted data and images for final output, the progress of each document is tracked at each step of the production process. Adherence to pre-defined quality control standards is strictly maintained.

Quality Control -- Saztec has over twenty years' experience developing proven quality control procedures for a wide range of information conversion projects. Quality control processes are specifically developed for each project and are custom tailored to meet the unique requirements of each client. Whatever the specific measure of quality may be, care is taken to track and improve quality at each step of the conversion process. Prior to delivery, all work is certified by final inspection that quality control objectives have been achieved.

OUTSOURCE RESOURCES: The Company contracts with organizations in Europe, East Asia, the Caribbean, and the Philippines to provide data entry and clerical coding services. Datamatics Technologies PVT. Ltd.("DTPL"), has production facilities in Bombay, India. DTPLs' ownership position in the Company was 3.7% on a fully diluted basis at June 30, 1999. Other vendors have no known ownership position with the Company.

MARKETS AND MARKETING

Information management services, predominately data conversion is a very broad and fragmented market. Saztec has historically provided services to many corporations and government organizations. During 1998/1999 Saztec began the process of focusing on vertical markets to enhance the service we provide to our clients through a better understanding of their market conditions.

 The Company has performed the following specific services:

(a) European libraries, retrospective conversion of card catalog data to a local system, and conversion of handprinted worksheets for loading to a national computer network for research libraries
(b) Conversion for on-line vendors, of archival files of abstracts and indexes with monthly additions to the database from newly published material
(c) Market researchers, ongoing capture and processing of client billings and data for analysis and publication;
(d)  CD-ROM reformatting and pre-mastering services for publishers
(e)  Image capture of graphic material imbedded in text
(f) Text capture, indexing and imaging of resumes for the human resources department of a number of companies utilizing automated employee recruitment applications
(g) Data capture and imaging of case report forms for new drug applications for the pharmaceutical industry
(h) Facilities data capture and graphics conversion for graphical information systems.

Other specific services the Company has provided are:

(a) Database maintenance consisting of updates, changes, additions and deletions of (1) name and address information for market researchers, and
     (2) data capture of claim forms for medical insurance companies
(b) Data entry of individual, corporate and partnership state government income tax returns from paper filings.

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

EMPLOYEES

At June 30, 1999, the Company employed 164 full-time and 75 part-time employees.

DEPENDENCE UPON MAJOR CUSTOMERS

Financial information about major customers is presented in Note 11 of the Notes to Consolidated Financial Statements. At June 30, 1999, the Company was providing business services to approximately 80 customers in the United States and Europe.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
INTEREST RATE EXPOSURE AND CURRENCY RATE EXPOSURE

The Company's interest rate exposure primarily relates to its revolving credit facility, which contains interest rates based on the prime rate. The Company has locked in the majority of its interest rates for outstanding borrowings for six months, and therefore concludes that any near-term change in interest rates comparable to historical interest rate movements would not materially affect the consolidated results of operations or financial position for fiscal 1999.

The Company's UK and German subsidiaries use the local currency as the functional currency, and therefore foreign currency translation adjustments are reflected as a component of stockholders' equity. In addition, these subsidiaries purchase the majority of their inventory from the US entity in US dollars, and thus there is foreign currency risk in that fluctuations in the US dollar versus the local currency could result in increases in cost of goods sold for the UK and German subsidiaries. To the extent that the Company expands its international operations, the Company will be exposed to increased risk of currency fluctuation.

ITEM 2.    PROPERTIES

The Company occupies its principal executive offices, approximately 21,500 square feet including production space, located in Billerica, Massachusetts, pursuant to a lease expiring in November, 1999. Management is in the process of securing a new lease either in the existing facility or similar for the period beyond November, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

The Company's common stock is traded in the over-the-counter market under the trading symbol SAZZ. On September 14, 1998, the Company had 209 stockholders of record. For the period of July 1 to September 14, 1998, the high and low closing price as reported by the NASD was $.72 and $.38, respectively. The table below sets forth high and low bid information by fiscal quarter as reported by the OTC Bulletin Board.

          BID PRICES
          ----------
          FISCAL QUARTER ENDED;                    HIGH               LOW
          ---------------------                    ----              ----
          September 30, 1997                        .22              .125
          December 31, 1997                         .75              .115
          March 31, 1998                            .75               .19
          June 30, 1998                             .97               .69

          September 30, 1998                        .77               .50
          December 31, 1998                         .53               .19
          March 31, 1999                            .35               .21
          June 30, 1999                             .50               .16

The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Revenues for the year ended June 30, 1999 were $8,713,335 compared to $8,252,274 for the year ended June 30, 1998, an increase of $461,061, or 5.6%. Revenue from U.S. operations increased $1,088,574, or 23.0%, from $4,723,132 in the year ended June 30, 1998 to $5,811,706 in the current year. Current year revenue for the Company's European operations declined to $2,901,629 from the prior year figure of $3,529,142, a reduction of $627,513 or 17.8%. The increase in U.S. based revenue is attributable to an increase in scanning-related projects including resume processing.

Gross profit increased $130,391, from $1,789,764 to $1,920,155 in the current year, with an improvement in gross margin to 22.0% from the prior year margin of 21.7%.

Selling and administrative (S&A) expense of $2,281,253 is $226,649 greater than for the year ended June 30, 1998 of $2,054,604. Selling expense increased due to management's increased focus on marketing and selling in the current fiscal year.

The Company has analyzed its exposure to potential data processing "Year 2000" problems and formulated a plan to ensure its systems were in compliance by June 30, 1999. This has been effected through replacement of PC-level hardware and an upgrade to a third-party software package which has been certified as Year 2000 compliant. Total cost is under $100,000, and is a subset of ongoing systems upgrades to increase production.

CAPITAL RESOURCES AND LIQUIDITY

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

At June 30, 1999 the Company had no money borrowed under its revolving credit agreement which allows for borrowings of $500,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.5% (10.25 % at June 30, 1999). The credit agreement is secured by substantially all domestic assets of the Company, including the stock of subsidiaries. The revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement is from June 22, 1999 to June 21, 2000. Maximum borrowing under the agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $500,000. The Company is in compliance with covenants contained in the current agreement and was in compliance at all times with the covenants contained in the agreements of it's previous revolving credit agreements that expired July 1 and October 1, 1997, and April 1, 1998.

At June 30, 1999 the Company's unrestricted cash balance was $338,088; at June 30, 1998 the balance was $513,192. The Company's working capital decrease to $301,760 at June 30, 1999 from $582,878 at June 30, 1998 approximates the net loss for the year of $296,585.

Operations used $88,904 net of changes in other current accounts. The effect of the net loss on cash from operations was reduced by the timing of the non-cash charges for depreciation and amortization.

Net cash provided by investing activities of $4,590 is primarily the result of purchases of operating equipment necessary to fulfill customer contracts for new services and prepare for anticipated increased volumes in certain markets which is offset by a decrease in the restricted cash balances of $146,242. Cash flow from financing used $82,542 as a result of payments made against debt and capital lease obligations and the payments made against the revolving credit agreement.

The company believes that the existing cash, unused borrowing facilities, and cash flow from opertions will provide sufficient liquidity and enable it to meet it current and foreseeable working capital requirements.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                                                                             PAGE
                                                                                             ----
       Report of Independent Certified Public Accountants                                       9

       Consolidated Statements of Operations for the Years Ended
       June 30, 1999 and 1998                                                                  10

       Consolidated Balance Sheets as of June 30, 1999 and 1998                                11

       Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended June 30, 1999 and 1998                                              12

       Consolidated Statements of Cash Flows for the Years Ended
       June 30, 1999 and 1998                                                                  13 - 14

       Notes to Consolidated Financial Statements                                              15 - 27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SAZTEC International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                       GRANT THORNTON LLP

Boston, Massachusetts
August 6, 1999

                                SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                            YEARS ENDED JUNE 30,

                                                                            1999                       1998
                                                                            ----                       ----

  REVENUES                                                            $8,713,335                $8,252,274

  Cost of services                                                     6,793,180                 6,462,510
                                                               -----------------------  ------------------------

  GROSS PROFIT                                                         1,920,155                 1,789,764

  Selling and administrative expense                                   2,281,253                 2,054,604
                                                               -----------------------  ------------------------

  LOSS FROM OPERATIONS                                                  (361,098)                 (264,840)

  Interest expense                                                       (13,606)                  (47,251)
                                                               -----------------------  ------------------------

  (LOSS) BEFORE PROVISION FOR INCOME TAXES                              (374,704)                 (312,091)

  Income tax (benefit) expense                                           (78,119)                   22,606
                                                               -----------------------  ------------------------

  NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $(296,585)                $(334,697)
                                                               =======================  ========================

  LOSS PER SHARE OF COMMON STOCK:
  Basic loss per common share
  Diluted loss per common share                                            $(.07)                    $(.08)
                                                                           $(.07)                    $(.08)
                                                               =======================  ========================

  Weighted average number of shares                                    4,461,121                 4,181,794
                                                               =======================  ========================

   The accompanying notes are an integral part of these financial statements.

                                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                  JUNE 30,

                                                   ASSETS

                                                                                                   1999            1998
                                                                                                   ----            ----
 CURRENT ASSETS
 Cash and cash equivalents                                                                     $338,088        $513,192
 Restricted cash                                                                                 26,210         172,452
 Accounts receivable, less allowance for doubtful accounts of  $28,155 in
       1999 and $40,494 in 1998                                                               1,612,573       1,658,274
 Work in process                                                                                118,720         176,539
 Prepaid expenses and other current assets                                                      112,601          92,833
                                                                                       -----------------------------------
 TOTAL CURRENT ASSETS                                                                         2,208,192       2,613,290

 PROPERTY AND EQUIPMENT, NET                                                                    422,076         443,083

 OTHER ASSETS
 Goodwill and other intangible assets, less accumulated amortization  of
       $87,842 in 1999 and $75,722 in 1998                                                      137,520         149,640
 Deposits and other assets                                                                       63,626         111,856
                                                                                       -----------------------------------
 TOTAL ASSETS                                                                                $2,831,414      $3,317,869
                                                                                       ===================================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

 Notes payable                                                                                       $0         $29,682
 Current portion of long-term debt and capital lease obligations                                172,375         182,599
 Accounts payable                                                                               620,366         472,132
 Accrued liabilities                                                                            728,230         699,455
 Customer deposits                                                                              385,461         646,544
                                                                                       ------------------------------------
 TOTAL CURRENT LIABILITIES                                                                    1,906,432       2,030,412

 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS LESS CURRENT PORTION                              104,039         146,675
 OTHER LIABILITIES                                                                                7,355          22,362

 STOCKHOLDERS' EQUITY
 Preferred stock-no par value; 1,000,000 shares authorized; no shares issued                         --              --
 Common stock-no par value; 10,000,000 shares authorized; 4,461,121 shares
 issued and outstanding at both June  30, 1999 and 1998                                      12,430,811      12,430,811
 Contributed capital                                                                             14,498          14,498
 Accumulated deficit                                                                        (11,509,802)    (11,213,217)
 Other comprehensive income                                                                    (121,919)       (113,672)
                                                                                       ------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                                     813,588       1,118,420
                                                                                       ------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $2,831,414      $3,317,869
                                                                                       ====================================

   The accompanying notes are an integral part of these financial statements.

                                SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     YEARS ENDED JUNE 30, 1999 AND 1998

                                      Common Stock              Common Stock Subscribed
                               -----------------------------    -----------------------                                   Other
                                Number of                       Number of                Contributed    Accumulated   Comprehensive
                                   Shares         Amount           Shares       Amount       Capital        Deficit       Income
                               -----------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1997        3,571,955    $11,570,811          860,000     $860,000       $14,498  $ (10,878,520)     $(114,915)

 Stock issued pursuant to a
 private placement completed
 during the quarter ended
 March 31, 1994                     29,166
 Stock issued pursuant to
 private placement (Note 3)        860,000        860,000         (860,000)    (860,000)
 Net loss                                                                                                   (334,697)
 Translation adjustment                                                                                                       1,243
 BALANCE AT JUNE 30, 1998        4,461,121    $12,430,811                                     $14,498  $ (11,213,217)     $(113,672)
                               -----------------------------------------------------------------------------------------------------


 Net loss                                                                                                   (296,585)
 Translation adjustment                                                                                                      (8,247)
                               -----------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1999        4,461,121    $12,430,811                                     $14,498  $ (11,509,802)     $(121,919)
                               =====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                    SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                YEARS ENDED JUNE 30,

                                                                                1999                     1998
                                                                                ----                     ----
  INCREASE (DECREASE) IN CASH
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(296,585)               $(334,697)
  Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
     Depreciation and amortization                                           174,779                  244,023
     (Recovery of) provision for bad debts                                   (12,339)                   5,121
     Gain on sale of assets                                                                              (400)
  Changes in assets and liabilities:
     Accounts receivable                                                      58,041                 (355,125)
     Work in process                                                          57,819                   74,400
     Prepaid expenses and other current assets                               (19,768)                  25,343
     Deposits and other assets                                                48,230                   62,123
     Accounts payable                                                        148,234                  (99,516)
     Accrued liabilities                                                      13,768                  251,067
     Customer deposits                                                      (261,083)                 (33,715)
                                                               --------------------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                                      (88,904)                (161,376)
                                                               --------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
     Payments received on notes receivable                                                             13,837
     Additions to property and equipment                                    (141,652)                (276,013)
     Proceeds from the sale of property and equipment                                                     400
     Decrease in restricted cash                                             146,242                   20,191
                                                               --------------------------------------------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          4,590                 (241,585)
                                                               --------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt and capital lease obligations                (52,860)                 (90,383)
     Borrowings on revolving credit agreement                              2,501,238                2,878,417
     Payments on revolving credit agreement                               (2,530,920)              (3,123,247)
     Proceeds from issuance of common stock, net of
       issuance costs                                                                                 860,000
                                                               --------------------------------------------------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (82,542)                 524,787
                                                               --------------------------------------------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (8,248)                   4,581
                                                               --------------------------------------------------

  NET (DECREASE) INCREASE  IN CASH                                          (175,104)                 126,407

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             513,192                  386,785
                                                               --------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $338,088                 $513,192
                                                               ==================================================

   The accompanying notes are an integral part of these financial statements.

                                    SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                YEARS ENDED JUNE 30,

                                                                                   1999                   1998
                                                                                   ----                   ----
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
       ACTIVITIES:

  Purchase of equipment through issuance of notes payable and
       capital lease obligations                                                $65,047                 $73,050
                                                                      ===================     ===================


  Net reductions in current liabilities negotiated                                   $0                 $15,982
                                                                      ===================     ===================


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the year for:

       Interest                                                                 $27,598                 $35,898
                                                                      ===================     ===================
       Income taxes                                                              $2,625                 $22,606
                                                                      ===================     ===================

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets relate to businesses acquired and consist principally of acquisition costs, non-compete agreements and customer lists. All intangible assets are stated at cost net of accumulated amortization. Goodwill is being amortized using the straight-line method over 5 to 20 years. On a continuing basis, management reviews the carrying value and period of amortization of goodwill. During this review process, the Company re-evaluates the assumptions used in determining the original cost of acquired businesses and related goodwill. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows, and other indicators of value.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated into United States dollars at exchange rates in effect on reporting dates, and income and expenses are translated at rates which approximate those in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "Other comprehensive income" account included as part of Stockholders' equity.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

CONCENTRATION OF CREDIT RISK

The Company grants credit to customers who meet the Company's pre-established credit requirements. Security is not required when trade credit is granted to customers. Credit losses are provided for in the consolidated financial statements and have been within management's expectations. The Company does not believe it is subject to market or geographic risk based on the industries or location of its customers.

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

NEW ACCOUNTING PRONOUNCEMENTS

The financial statements and related notes include the application of Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, issued by the Financial Accounting Standards Board.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 2. RESTRICTED CASH

The restricted cash balance at June 30, 1999 includes a certificate of deposit of $26,210 held as collateral pursuant to a performance bond. The restricted cash balance at June 30, 1998 includes a certificate of deposit of $30,755 held as collateral pursuant to a performance bond and $141,697 held in a collateral account for repayment of a revolving credit agreement.

NOTE 3. STOCKHOLDERS' EQUITY

The Company's shareholders consented to a one for four reverse stock split, effective November 7, 1997. All of the share and per share amounts reflect the reverse split.

During the quarter ended March 31, 1994, management completed three separate private placements generating $1,051,729, net of issuance costs of $49,271, in exchange for 275,000 shares of common stock and warrants to issue an additional 321,875 shares of common stock, exerciseable for a five year period at $5.50 per share. One of the private placements of 187,500 shares was with a group of individuals unrelated to the Company ("the Meyerson Group"). Another transaction representing 62,500 shares was with Tallard B.V. ("Tallard"), a greater than 5% shareholder of the Company. The remaining transaction for 25,000 shares was transacted with a then member of the Company's Board of Directors.

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

On December 31, 1993, Tallard and the other holders of the Company's preferred stock exercised their rights to convert the preferred stock into 1,150,575 shares of common stock. The Company also issued 25,953 shares of common stock in payment of $18,812 of interest and $85,000 of preferred dividends accrued through December 31, 1993. Pursuant to the conversion, Tallard has certain Board representation rights for so long as Tallard maintains certain ownership levels in the Company. The conversion agreement prohibits the Company from entering into any merger or consolidation, sale of substantially all of its assets, or sale of any series of stock senior to common stock without the approval of 66.6%, or more of the outstanding voting shares. Tallard and the other former preferred stockholders received certain demand and piggyback registration rights which would enable them to publicly trade the common shares received. The demand registration rights may be exercised between October 1, 1994 and December 21, 2003. The Company is not required to effect more than one demand registration statement in any 12-month period, or two demand registrations in the aggregate.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

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

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 4.  EQUIPMENT

Equipment consists of:

                                                                     1999                       1998
                                                                     ----                       ----

         Computer and other equipment                          $3,092,000                 $3,161,387
         Computer and other equipment under
             capitalized leases                                   248,016                     64,386
         Software                                                 316,026                    288,616
                                                          -------------------     ----------------------
                                                                3,656,042                  3,514,389
         Accumulated depreciation                               3,233,966                  3,071,306
                                                          -------------------     ----------------------
                                                                 $422,076                   $443,083
                                                          ===================     ======================

During fiscal year 1998, $324,077 of fully depreciated assets were retired and the cost and related accumulated depreciation were removed from the ledgers. Accumulated amortization of assets under capitalized leases amounted to $15,228 at June 30 , 1998

NOTE 5.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

The Company has negotiated a revolving credit agreement with a U.S. finance company secured by substantially all the assets of the Company, effective June 22, 1999. The agreement bears interest at the lender's prime rate plus 2.5% (10.5% at June 30, 1999). Available borrowings are 80% of domestic trade accounts receivable less than 90 days old and are subject to a maximum borrowing ceiling of $500,000. The line of credit is repaid directly from a collateral account established by the lender, through a lockbox at the Company's bank. At June 30, 1999 the Company had total available borrowings of $500,000 and had borrowed $0. At June 30, 1998 the Company had total available borrowings of $190,000 against a previous line of credit, and had borrowed $29,682. The Company was in compliance with the covenants contained in each of the credit agreements at June 30, 1999 and 1998. The existing revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement is from June 22, 1999 to June 21, 2000.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 5.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS
         (CONTINUED)

     Long-term debt and capital lease obligations consist of:

                                                                                         1999                1998
                                                                                         ----                ----
     Notes payable, secured by equipment, bearing interest at rates ranging from 8.52% to 13.69%, payable in monthly
          installments through 2002                                                   $47,759             $60,183
     Unsecured notes bearing  interest at rates ranging from 7.0% to
          8.0%, payable in monthly installments through 1999                           95,243             217,340
     Capital  lease  obligations,  bearing  interest at rates ranging from
          12.17% to 16.0% payable monthly through September
          2004                                                                        133,412              51,751
                                                                              -------------------     ---------------
                                                                                      276,414             329,274
     Less: Current portion                                                            172,375             182,599
                                                                              -------------------     ---------------
     Noncurrent portion                                                              $104,039            $146,675
                                                                              ===================     ===============

Maturities of long-term debt and capital lease obligations for years ending June 30 are:

                2000                                 $172,375
                2001                                   60,964
                2002                                   34,617
                2003                                    5,187
                2004                                    3,271
                                              -------------------
                                                     $276,414
                                              ===================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 6.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

Effective November 7, 1997 the Company's shareholders consented to a one for four reverse stock split. All of the share and per share amounts have been restated to reflect the reverse stock split.

The Company has in effect a stock option plan (the Plan) under which stock options have been granted to officers and key employees at prices equal to or greater than the market price at the date of grant. Options expire five years after the date of grant. Total options which were exercisable under the Plan at June 30, 1999 amounted to 61,350 shares at a weighted average exercise price of $.8364. On November 7, 1997 shareholders voted to increase the number of shares reserved for the Plan to 500,000 from 250,000 on a post-reverse split basis. At June 30, 1999 351,800 shares remained available for grants under the Plan. At June 30, 1998 223,550 shares were available for grants. Information with respect to options granted under the Plan follows:


                                                                                                       WEIGHTED
                                                            RANGE OF             WEIGHTED               AVERAGE
                                            NUMBER OF        OPTION           AVERAGE EXERCISE        CONTRACTUAL
                                              SHARES         PRICES                PRICE                 LIFE
                                            --------        --------          ----------------        -----------
   Outstanding at June 30, 1997               155,500       $.68-4.12             $1.20                   3.18
        Granted                               103,000         .315                 .315
        Exercised
        Canceled                               21,250       1.00-4.12              2.47
        Expired
   Outstanding at June 30, 1998               237,350       .315-4.12               .88                   3.07
        Granted                                25,000        .26-.50               .308
        Exercised
        Canceled                              151,500       .315-1.00             .6006
        Expired                                 1,750         4.125               4.125
   Outstanding at June 30, 1999               109,000       .26-1.00              .6905                   2.99

OTHER OPTIONS NOT INCLUDED IN THE PLAN

       Stock options were granted to the Company's former Chairman in 1998 for 65,000 shares expiring in fiscal year 2003. These options were issued at the fair market value of $.315 on the date of grant. At June 30, 1999, exercisable options amounted to 13,000 shares.

       Stock options were granted to outside members of the Board of Directors in fiscal years 1994-1998 for 213,750 shares in the aggregate expiring in fiscal years 1999 to 2004. These options were issued at fair market value on the date of grant at prices ranging from $.315 to $4.12 per share. Options for 57,400 shares were exercisable at June 30, 1999 at a weighted average exercise price of $.68.

       Stock options were granted to the Chief Executive Officer in fiscal year 1998, at the fair market value of $.315 per share on the date of the grant, for 140,000 shares, expiring in fiscal year 2003. At June 30, 1999, exercisable options amounted to 35,000 shares.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 6.  EMPLOYEE BENEFIT PLANS (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company's financial statements reflect the application of APB 25 and related guidance. Applying the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, result in a weighted-average grant-date fair value of options granted during the year ended June 30, 1999 of $5,385. For the year ended June 30, 1998 the amount was $2,625. The Black-Scholes option pricing model was used to develop the fair value of options granted. Assumptions applied include a risk-free interest rate of 7.8%, an expected life of the option equal to the five year vesting period, an expected volatility of 80%, and no dividends paid.

Additional compensation cost (benefit) calculated under SFAS 123 for the year ended June 30, 1999 is $(4,338), which is net of forfeitures of $10,107 expensed in prior years. Comparable compensation cost for the prior year is $(12,188), net of forfeitures of $20,595 from canceled options. These amounts would affect loss per share ("EPS") as follows:

     YEAR ENDED JUNE 30,            BASIC EPS AS REPORTED           DILUTED EPS AS ADJUSTED
     -------------------            ---------------------           -----------------------
            1999                            $(.07)                          $(.07)
            1998                            $(.08)                          $(.08)

Statement 123 also applies to equity instruments issued for goods or services provided by persons other than employees. Those transactions would be accounted for based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company did not enter into any transactions whereby equity instruments were issued for goods or services in the years ended June 30, 1999 and 1998.

EMPLOYEE SAVINGS PLAN

The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company has contributed 1% of the annual compensation for all participating employees who are contributing a minimum of 2% of their compensation. In the United Kingdom, the Company's subsidiary, Saztec Europe, Ltd. maintains a defined contribution pension plan for employees in Scotland and England. The Company contributes a matching amount for all participating U.K. employees who are contributing 2.5% to 4.5% of their compensation. Plan expense for the years ended June 30, 1999 and 1998 amount to $39,472 and $54,406, respectively.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 7.  INCOME TAXES

At June 30, 1999, the Company had U.S. net operating loss carryforwards of approximately $5,600,000 for income tax purposes that expire in varying amounts through 2010. These operating losses may be used to offset future taxable income in the United States. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards due to the uncertainty of their realization. At June 30, 1999, net operating loss carryforwards relating to the operations of Saztec Europe, Ltd. were approximately $1,200,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                        1999                 1998
                                                                        ----                 ----
           Deferred tax assets:
              Accrued vacation                                       $50,204              $48,953
              Net operating loss carryforwards                     2,154,015            2,256,661
              Other - net                                            109,308               69,605
                                                          -----------------------------------------
                Total deferred tax assets                          2,313,527            2,375,219
              Valuation allowance                                 (2,239,809)          (2,301,170)
                                                          -----------------------------------------
                Net deferred tax assets                               73,718               74,049

           Deferred tax liability:
              Book basis in excess of tax basis of
                intangible assets                                     73,718               72,212
              Other - net                                                  0                1,837
                                                          -----------------------------------------
                Total deferred tax liabilities                        73,718               74,049
                                                          -----------------------------------------
                Net deferred tax asset                                    $0                   $0
                                                          =========================================

The sources of the Company's consolidated loss before income taxes for the years ended June 30 consist of:

                                                                      1999                 1998
                                                                      ----                 ----
           United States                                          $124,654              $32,675
           Foreign                                                (499,358)            (344,766)
                                                         ------------------------------------------
           Loss before income tax expense                        $(374,704)           $(312,091)
                                                         ==========================================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 7.  INCOME TAXES(CONTINUED)

A reconciliation of the Company's income tax provision for fiscal 1999 and 1998 and the amount computed by applying the statutory United States income tax rate of 34% consists of:

                                                                        1999                 1998
                                                                        ----                 ----
     Federal income taxes at statutory rate                           $(127,899)           $(106,111)
     Foreign and state income taxes                                     (78,119)              22,606
     Change in valuation allowance                                       61,361               96,591
     Officers  life insurance                                                 -                 2,185
     Goodwill and other non-deductible amortization                      32,346               11,221
     Other items                                                         34,192               (3,886)
                                                               -------------------------------------
     Total income taxes                                                $(78,119)             $22,606
                                                               =====================================

The provision for income taxes for fiscal 1999 and 1998 consists of the following:

                               CURRENT            DEFERRED               TOTAL
                               -------            --------               -----
         1999
         ----
         Federal                     -                   -                   -
         State                  $2,625                   -              $2,625
         Foreign               (80,744)                                (80,744)
                          -------------      --------------     ---------------
                              $(78,119)                   -           $(78,119)
                          =============      ==============     ===============

         1998
         ----
         Federal                     -                   -                   -
         State                 $22,606                   -             $22,606
         Foreign                     -                   -                   -
                          -------------      --------------     ---------------
                               $22,606                   -             $22,606
                          =============      ==============     ===============

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 8.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 1999 and 1998 is $220,545 and $254,066, respectively.

The table below sets forth the Company's capital and operating lease obligations for office space and equipment used in operations payable during the fiscal years ending June 30. Included are monthly rentals for production space through a lease which was renewed in September, 1998:

                             Capital                   Operating Leases                        Total
                              Leases              Property          Equipment               Commitments
                           ---------------    -----------------   -----------------    ------------------
   2000                         $66,466              $229,680             $47,684              $343,830
   2001                          52,575               110,301              20,065               182,941
   2002                          30,072                67,035              18,451               115,558
   2003                           5,933                33,518               9,950                49,401
   2004                           3,849                     0               1,389                 5,238
                           ---------------    -----------------   -----------------    ------------------
                               $158,895              $440,534             $97,539              $696,968
                                              =================   =================    ==================
   Less amount
        representing
        interest                 25,483
                           ---------------
   Net obligations
        under capital
        leases                 $133,412
                           ===============

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 9.  EARNINGS (LOSS) PER SHARE

At June 30, 1999 and 1998 the following potentially dilutive securities were outstanding:

                                            1999                                    1998
                                 NUMBER            PRICE RANGE           NUMBER            PRICE RANGE
                                                        $                                       $
Employee options                 109,000           .26 - 1.00            237,250           .315 - 4.12
Other options                    418,750           .315 - 4.12           418,750           .315 - 4.12
Warrants                         560,000              2.00               860,000              2.00

NOTE 10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial data is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the selected data have been included.

                                                                                             Earnings
                                                                            Net income          (loss)
                                         Revenues        Gross profit           (loss)       Per Share
                                         --------        ------------       ----------       ---------
Year ended June 30, 1999
Quarter ended
     September 30, 1998                  $1,761223           $263,786        $(174,283)          $(.04)
     December 31, 1998                   1,839,329            316,827         (225,004)           (.05)
     March 31, 1999                      2,521,444            639,233           13,012            .004
     June 30, 1999                       2,591,339            700,309           89,690             .02
                                   ---------------------------------------------------------------------
                                        $8,713,335         $1,920,155        $(296,585)          $(.07)
                                   =====================================================================

Year ended June 30, 1998
Quarter ended
     September 30, 1997                 $1,613,471           $297,229        $(211,561)         $(.058)
     December 31, 1997                   1,964,749            380,957         (140,985)           (.03)
     March 31, 1998                      2,271,910            555,315           52,586             .01
     June 30, 1998                       2,402,144            556,263          (34,737)          (.008)
                                   ---------------------------------------------------------------------
                                        $8,252,274         $1,789,764        $(334,697)          $(.08)
                                   =====================================================================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

                                           SEP 30, 1998      DEC 31, 1998        MAR 31, 1999     JUNE 30, 1999            TOTAL
                                           ------------      ------------        ------------     -------------            -----
Revenue
  United States                              $1,207,911        $1,205,013          $1,642,518        $1,756,267       $5,811,709
  United Kingdom/West. Europe                   558,774           630,018             868,880           843,974        2,901,648
                                        ----------------------------------------------------------------------------------------
                                             $1,765,685        $1,835,031          $2,511,398        $2,600,241       $8,713,335
                                        ========================================================================================
Income (loss) before income tax
  United States                                 $16,439          $(42,966)            $61,292           $89,889         $124,654
  United Kingdom/West. Europe                  (270,322)         (180,944)            (44,985)           (3,107)        (499,358)
                                        ----------------------------------------------------------------------------------------
                                              $(253,883)        $(223,910)            $16,307           $86,782        $(374,704)
                                        ========================================================================================
Depreciation
  United States                                 $30,285           $31,027             $34,840           $34,745         $130,897
  United Kingdom/West. Europe                     7,263             8,321               8,196             7,982           31,762
Amortization-U.S. only                            3,030             3,030               3,030             3,030           12,120
                                        ----------------------------------------------------------------------------------------
                                                $40,578           $42,378             $46,066           $45,757         $174,779
                                        ========================================================================================

                                         SEP 30, 1997        DEC 31, 1997       MAR 31, 1998     JUNE 30, 1998            TOTAL
                                         -------------       ------------       ------------     -------------            -----
Revenue
  United States                                $818,662          $982,126          $1,168,268        $1,754,076       $4,723,132
  United Kingdom/West. Europe                   794,809           982,623           1,103,642           648,068        3,529,142
                                        ----------------------------------------------------------------------------------------
                                             $1,613,471        $1,964,749          $2,271,910        $2,402,144       $8,252,274
                                        ========================================================================================
Income (loss) before income tax

  United States                               $(148,309)         $(34,704)            $70,080          $145,608          $32,675
  United Kingdom/West. Europe                   (63,252)         (106,281)             (3,126)         (172,107)        (344,766)
                                        ----------------------------------------------------------------------------------------
                                              $(211,561)        $(140,985)            $66,954          $(26,499)       $(312,091)
                                        ========================================================================================
Depreciation

  United States                                 $24,682           $23,730             $23,457           $30,185         $102,054
  United Kingdom/West. Europe                    34,418            32,542              31,447            31,448          129,855
Amortization-U.S. only                            3,030             3,030               3,030             3,030           12,120
                                        ----------------------------------------------------------------------------------------
                                                $62,130           $59,302             $57,934           $64,663         $244,029
                                        ========================================================================================

Identifiable Assets                        JUNE 30, 1999    JUNE 30, 1998
                                           -------------    -------------
  United States                               $1,746,463       $1,851,102
  United Kingdom/West. Europe                  1,084,951        1,466,767
                                        ----------------------------------
                                              $2,831,414       $3,317,869
                                        ==================================

MAJOR CUSTOMERS

No customer in the United Stated or Europe accounted for more than 10% of consolidated revenue in 1999. One customer in Germany accounted for 18% of consolidated revenue for fiscal year 1998.

ITEM 8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

The officers and directors of the Company are:

      NAME                                    AGE             POSITION WITH COMPANY
      ----                                    ---             ---------------------

      Robert W. Forsyth                       60              Chairman of the Board of Directors

      Christopher Parker                      44              Chief Executive Officer and Director

      Tom W. Olofson                          58              Director

      Lee R. Petillon                         70              Director

      Pradeep Barthakur                       51              Director

      Hans Lindroth                           41              Director

      Paul F. Parshley                        42              Vice President and Secretary

Mr. Forsyth has been a director since June 5, 1997. In January 1999, he was elected Chairman of the Board of Directors. He has extensive experience in systems integration, software development and e-commerce markets. Mr. Forsyth was President and CEO of Travelogix, a travel technology company located in Houston, Texas, from October 1995. Travelogix is a wholly owned subsidiary of Tallard Infologix, N.V. Prior to joining Technologix, he was President of the Outsourcing Marketing Division of Computer Sciences Corporation, from 1992 and Group Vice President of Program Development, from 1975 to 1987. Mr. Forsyth was President of Synercom Technology in Houston from 1987 to 1992.

Mr. Parker joined the company as CEO in February 1998. In January, 1999 he became President & CEO. He has over sixteen years of international marketing, sales and management experience. He was Vice President of Business Development with Convergent Group in Cambridge, England Vice President for International Sales with Logica Inc, (formerly Synercom Technology, Inc.) in Houston, Texas from 1988 to 1996.

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

Mr. Parshley joined the company in March 1999 as Vice President Finance and Administration. In May 1999 Mr. Parshley was elected Secretary of the corporation. Mr. Parshley has more than 20 years experience in finance, administration and operations in high tech companies. Mr. Parshley was Vice President and General Manager of Wayne Kerr Electronics from 1992 to 1998 and previously was CFO and General Manager of General Eastern Instrumnets Corporation where he was employed for 14 years.

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected on an annual basis by the Board of Directors and serve at the discretion of the Board.

During the Fiscal year ending June 30, 1999 there were changes to the Board and the management team. On January 25, 1999 Mr. Robert Dunne retired from his position of Chairman of the Board and Mr. Robert Forsyth was elected as Chairman. Mr. Gary Abernathy, President, and Mr. Thomas O'Loughlin, Vice President of Finance resigned to pursue other business interest on December 17, 1998 and December 31, 1998 respectively. Mr. Christopher Parker, CEO, took on the responsibility of President & CEO and Mr. Paul Parshley joined the company in March 22, 1999 as Vice President, Finance & Administration, and was elected Secretary in May, 1999. Mr. Kent Meyer, Vice President, Client Services and Company Secretary resigned effective April 30, 1999 to pursue other business interests and continues to work in partnership.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company believes that during the fiscal year ended June 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following tables set forth, for the fiscal year ended June 30, 1999 the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company, or would have exceeded $100,000 if they had been employed by the Company for the entire year.

                                                          ANNUAL                            LONG TERM
                                                       COMPENSATION                    COMPENSATION AWARD
                                                       ------------                    ------------------
                                                                                SECURITIES
NAME AND PRINCIPAL                                                              UNDERLYING                ALL OTHER
POSITION                            YEAR        SALARY($)      BONUS($)         OPTIONS(#)              COMPENSATION($)
--------                            ----        ---------      --------         -----------             ---------------
CHRISTOPHER PARKER

Chief Executive Officer             1999         144,385                            140,000                 11,514
                                    ----
                                    1998          54,885                            140,000
                                    ----

STOCK OPTIONS ISSUED

Mr. Parshley was issued 20,000 options in connection with his employment agreement in connection with the Employee Stock Option Plan.

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              INDIVIDUAL GRANTS

                              NUMBER OF SECURITIES        % OF TOTAL OPTIONS/SARS      EXERCISE OR
                              UNDERLYING OPTIONS/           GRANTED TO EMPLOYEES          BASE
          NAME                  SARS GRANTED                   IN FISCAL YEAR         PRICE ($/SH)     EXPIRATION DATE
--------------------------      ------------                   --------------         ------------     ---------------
Paul F. Parshley                     20,000                         80.0                   .26          Mar. 21, 2004

STOCK OPTIONS EXERCISED

During the year ended June 30, 1999 no stock options were exercised by the named executives and no stock options previously awarded were repriced. The following table sets forth, as of June 30, 1999 the exercisable and unexercisable portions of stock options held by the named executives.

                                                                             NUMBER OF SECURITIES UNDERLYING
                               SHARES ACQUIRED          VALUE             UNEXERCISED OPTIONS AT FISCAL YEAR END (#)
NAME                           ON EXERCISE ($)       REALIZED ($)           EXERCISEABLE            UNEXERCISABLE
----                           ---------------       ------------           ------------            -------------
Christopher Parker                   -                    -                   56,000                    84,000

Paul F. Parshley                     -                    -                    4,000                    16,000

As of June 30, 1999 there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executives.

LONG-TERM INCENTIVE PLAN AWARDS

The Company has no Long-term Incentive Plan Awards currently in effect.

COMPENSATION OF DIRECTORS

Outside directors receive compensation of $1,000 per quarter plus $500 per day and actual expenses to attend regular meetings. The Chairman of the Board of Directors receives $9,000 per quarter, plus actual expenses to attend regular meetings.

EMPLOYMENT CONTRACTS

The Company has entered into an agreement with Mr. Parker to serve the Company as Chief Executive Officer. The contract expires June 30, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of September 14, 1999 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.

          NAME AND ADDRESS                                              NO. OF SHARES        PERCENT OWNED(1)
          ----------------                                              -------------        ----------------

          Robert W. Forsyth (2)
          10370 Richmond Ave. Suite 750
          Houston, TX 77042                                                20,000                   *

          Christopher Parker (3)                                           58,000                  1.1
          1338 Sundial Drive
          Reston, VA 20194

          Lee R. Petillon (4)
          21515 Hawthorne Blvd., #1260
          Torrance, CA  90503                                              51,750                  1.0

          Tom W. Olofson (5)
          501 Kansas Ave
          Kansas City, KS  66105                                          247,750                  4.6

          Richard P. Kiphart (6)
          222 West Adams
          Chicago, IL 60603                                               441,446                  7.6

          Tallard B.V. (7)
          c/o Peder G. Wallenberg
          Amsteldijk 166 Rivierstaete
          1079 LH Amsterdam                                             2,153,174                 39.7

          Pradeep Barthakur (8)
          26 Derby Lane
          Tyngsboro, MA 01879                                             273,750                  5.0

          Hans Lindroth (9)
          Odelbergs V9                                                     10,000                   *
          134 40 GUSTAVBERG
          Sweden

          All Directors and Officers
          as a Group (9 persons)                                          674,250                 12.4

          * Less than one percent (1%)

(1) Based on 4,461,121 shares outstanding on September 14, 1999, 400,350 exercisable options and warrants to issue an additional 560,000 shares, in aggregate, on such date, for a total of 5,421,471.

(2) The shares beneficially owned by Mr.Forsyth consist of 10,000 shares pursuant to stock options and 10,000 shares owned directly.

(3) The shares held by Mr. Parker consist of 2,000 shares owned directly and vested options to purchase 56,000 shares.

(4) The shares beneficially owned by Mr. Petillon consist of 19,750 shares pursuant to stock options, warrants to purchase 10,000 shares held by Petillon & Hansen, of which Mr. Petillon is a partner, 12,000 shares owned directly by Mr. Petillon and 10,000 shares owned by Petillon & Hansen.

(5) The shares beneficially owned by Mr. Olofson consist of 191,500 shares owned directly, vested options to purchase 21,250 shares, and warrants to purchase 35,000 shares.

(6) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 350,686 shares owned directly, warrants to purchase 25,000 shares, and 35,760 shares held in total by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(7) The shares beneficially owned by Tallard B.V. are held in the following manner: 1,753,174 shares owned directly by Tallard Infologix, N.V., a wholly owned subsidiary of Tallard, B.V., and warrants to purchase 400,000 shares in the name of Tallard Infologix, N.V. Tallard B.V. is wholly owned by Mr. Wallenberg, and he may be deemed to be the beneficial owner of all shares held by Tallard B.V. and Tallard Infologix N.V.

(8) The shares held by Mr. Barthakur consist of 180,000 shares owned directly, vested rights to purchase 13,750 shares pursuant to stock options and warrants to purchase 75,000 shares.

(9) The shares held by Mr. Lindroth consist of vested options to purchase 10,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

         EXHIBIT
         NUMBER
         ------
           21     Subsidiaries of the registrant (also disclosed on page 2 in Item 1 of this 10-KSB)
           27     Financial Data Schedule (page 45 of this 10-KSB)

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

      EXHIBIT       DESCRIPTION                                         FILED AS EXHIBIT:
       NO.          -----------                                         -----------------
       ---
         2          Plan of Recapitalization                            2 to Form 8-K dated February 19, 1993

         2.1        Amendment to By-Laws of Saztec International,       2.1 to Form  10-QSB  for the  quarter
                    Inc.                                                ended March 31, 1998

         3          Articles of Incorporation and By-Laws               3 to Form 10-K for the year ended
                                                                        June 30, 1990
         3(i)       Certificate of Amendment of Articles of             3(i) to Form  10-QSB for the  quarter
                    Incorporation of Saztec International, Inc.         ended September 30, 1997

         4          Instruments defining the rights of security         4 to Form 10-K for the year ended
                    holders including indentures.                       June 30, 1990

         4.1        Ten Year Convertible Debenture Note Agreement       4 to Form 10-K for the year ended
                                                                        June 30, 1992

         4.2        Certificate of Determination for the                4 to Form 8-K dated February 19, 1993
                    establishment of the Series A Cumulative
                    Preferred Stock

         4.3        Registration Rights Agreement dated December        4 to Form 8-K dated December 31, 1993
                    31, 1993 among Saztec International, Inc.,
                    Tallard B.V., Barry Craig, and the Preferred
                    Shareholders

         10.1       Stock Purchase Agreement between Saztec             10 to Form 8-K dated October 5, 1994
                    International, Inc., and Tallard B.V.

         10.2       Agreement dated January 9, 1995 between Saztec      10 to Form 10-Q for the Quarter ended
                    International, Inc., the Meyerson                   December 31, 1994
                    Group and the Placement Warrant Holders

         10.3       The rescission of the purchase of CFL, Ltd.         2 to Form 8-K dated February 17, 1993
                    common stock

         10.4       Loan Agreement between Tallard B.V. and Saztec      10 to Form 8-K dated February 19,
                    Europe, Ltd.                                        1993

         10.5       Conversion Agreement dated December 31,             10 to Form 8-K dated December 31,
                    1993 among Saztec International, Inc., Tallard      1993
                    B.V., and the Preferred Shareholders

         10.6       Renewal of Revolving Credit Agreement               10 to Form 8-K dated June 2, 1995

         10.7       Renewal of Revolving Credit Agreement               10 to Form 8-K dated June 19, 1995

         10.8       1995 Employee Stock Option Plan                     10.8 to Form 10K-SB, for the year
                                                                        ended June 30, 1995

         10.9       1995 Non-Employee Directors Stock Option Plan       10.9 to Form 10K-SB, for the year
                                                                        ended June 30, 1995

         10.10      Employment Agreement for Gary N. Abernathy of       10.10 to Form 10K-SB, for the year
                    January 1, 1995                                     ended June 30, 1995

         10.11      Renewal of Revolving Credit Agreement dated         10.11 to Form 10K-SB, for the year
                    August 12, 1995                                     ended June 30, 1995

         10.12      Renewal of Revolving Credit Agreement dated         10.12 to Form 10K-SB, for the year
                    January 29, 1996                                    ended June 30, 1996

         10.13      Renewal of credit agreement dated July 1, 1997      10.13 to Form 10K-SB for the year
                                                                        ended June 30, 1997

         10.14      Renewal of credit agreement dated                   10.14 to Form 10K-SB for the year
                    October 7, 1997                                     ended June 30, 1997

         10.15      Employment contract, Christopher Parker             10.15 to Form 10-QSB for the quarter
                                                                        ended March 31, 1998

         10.16      Renewal of revolving credit agreement               10.16 to Form 10-QSB for the quarter
                    dated April 1, 1998                                 ended March 31, 1998

         16         Change in certifying public accountants             1 to Form 8-K dated January 26,1996

         99         Delisting of common stock by NASDAQ Stock           1 to Form 8-K dated November 21, 1995
                    Market, Inc.

(B) REPORTS ON FORM 8-K:
      None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 1999

     SAZTEC INTERNATIONAL, INC.

     By:       /S/ ROBERT W. FORSYTH
        --------------------------------------
               Robert W. Forsyth
               Chairman of the Board and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 1999.

        SIGNATURE                                               CAPACITY
        ---------                                               --------
        /S/ ROBERT W. FORSYTH                                   Chairman of the Board and Director
        ---------------------
        Robert W. Forsyth

        /S/CHRISTOPHER PARKER                                   Chief Executive Officer and Director
        ---------------------
        Christopher Parker

        /S/ PAUL F. PARSHLEY                                    Vice President of Finance and Secretary
        ---------------------
        Paul F. Parshley

        /S/ TOM W. OLOFSON                                      Director
        ---------------------
        Tom W. Olofson

        /S/ LEE R. PETILLON                                     Director
        ---------------------
        Lee R. Petillon

        /S/ PRADEEP BARTHAKUR                                   Director
        ---------------------
        Pradeep Barthakur

        /S/ HANS LINDROTH                                       Director
        ---------------------
        Hans Lindroth

                                  EXHIBIT INDEX

EXHIBIT                DESCRIPTION
------------------     -------------------------------------------------------

21                     List of Subsidiaries
27                     Financial Data Schedule