Form 10QSB
period 1999-09-30
SAZTEC INTERNATIONAL INC
filed 1999-11-15
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock at November 15, 1999, was 4,461,121 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999

                                    CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations -
            Three months ended September 30, 1999 and 1998                                3

         Consolidated Balance Sheets - September 30, 1999 and June 30, 1999               4

         Consolidated Statement of Changes in Stockholders' Equity -
              September 30, 1999                                                          5

         Consolidated Statements of Cash Flows -
            Three months ended September 30, 1999 and 1998                              6 - 7

         Notes to Consolidated Financial Statements - September 30, 1999 and 1998       8 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                     10 - 11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                12

Item 2. Changes in Securities                                                            12

Item 3. Defaults Upon Senior Securities                                                  12

Item 4. Submission of Matters to a Vote of Security Holders                              12

Item 5. Other Information                                                                12

Item 6. Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                               13

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                          1999               1998
                                                      -----------        -----------
REVENUE                                               $ 2,181,781        $ 1,766,685

Cost of services                                        1,635,683          1,503,209
                                                      -----------        -----------
GROSS PROFIT                                              546,098            263,476

Selling and administrative expense                        579,508            509,203
                                                      -----------        -----------
LOSS FROM OPERATIONS                                      (33,410)          (245,727)

Interest expense                                           10,864              8,156
                                                      -----------        -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (44,274)          (253,883)

Income tax benefit                                             --            (76,601)
                                                      -----------        -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $   (44,274)       $  (177,282)
                                                      ===========        ===========
(LOSS) PER SHARE OF COMMON STOCK:
Basic and diluted net loss applicable to common
      stockholders                                    $      (.01)       $      (.04)
                                                      ===========        ===========
Weighted average number of shares                       4,461,121          4,461,121
                                                      ===========        ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                                                               SEPTEMBER 30, 1999     JUNE 30, 1999
                                                                               ------------------     -------------
                                     ASSETS                                       (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                         $    214,985        $    338,088
Restricted cash                                                                         26,210              26,210
Accounts receivable, less allowance for doubtful accounts of $39,904
      at September 30 and $28,155 at June 30                                         1,716,218           1,612,573
Work in process                                                                        202,851             118,720
Prepaid expenses and other current assets                                              122,079             112,601
                                                                                  ------------        ------------
TOTAL CURRENT ASSETS                                                                 2,282,343           2,208,192

PROPERTY AND EQUIPMENT, NET                                                            388,564             422,076

OTHER ASSETS

Goodwill and other intangible assets, less accumulated amortization of
      $90,872 at September 30 and $87,842 at June 30                                   134,490             137,520
Deposits and other assets                                                               61,156              63,626
                                                                                  ------------        ------------
TOTAL ASSETS                                                                      $  2,866,553        $  2,831,414
                                                                                  ============        ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank note payable                                                                 $    328,291        $          0
Current portion of long-term debt and capital lease obligations                        169,030             172,375
Accounts payable                                                                       674,290             620,366
Accrued liabilities                                                                    528,015             728,230
Customer deposits                                                                      298,629             385,461
                                                                                  ------------        ------------
TOTAL CURRENT LIABILITIES                                                            1,998,255           1,906,432

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                            85,346             104,039
ACCRUED EXPENSES, NON-CURRENT                                                            4,389               7,355

STOCKHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 authorized; no shares issued
Common stock-no par value; 10,000,000 shares authorized; 4,461,121
      shares issued at September 30 and June 30                                     12,430,811          12,430,811
Contributed capital                                                                     14,498              14,498
Accumulated deficit                                                                (11,554,160)        (11,509,886)
Cumulative translation adjustment                                                     (112,586)           (121,835)
                                                                                  ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                             778,563             813,588
                                                                                  ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  2,866,553        $  2,831,414
                                                                                  ============        ============

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 1999

                                                   COMMON STOCK
                                            --------------------------                                                  CUMULATIVE
                                              NUMBER                               CONTRIBUTED      ACCUMULATED        TRANSLATION
                                            OF SHARES           AMOUNT               CAPITAL          DEFICIT           ADJUSTMENT
                                            ---------        ------------       --------------     ------------        ------------
Balance at June 30, 1999                    4,461,121        $ 12,430,811       $     14,498       $(11,509,886)       $   (121,835)
Net loss                                                                                                (44,274)
Translation adjustment                                                                                                        9,249
                                            ---------------------------------------------------------------------------------------
Balance at September 30, 1999               4,461,121        $ 12,430,811       $     14,498       $(11,554,160)       $   (112,586)
                                            =======================================================================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

INCREASE (DECREASE) IN CASH                                              1999               1998
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $   (44,274)       $  (177,282)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                           59,117             53,398
   Provision for (recovery of) bad debts                                   11,749             (3,555)

Changes in assets and liabilities:
   Accounts receivable                                                   (115,394)           316,366
   Work in process                                                        (84,131)            57,257
   Prepaid expenses and other current assets                               (9,478)            (7,391)
   Deposits and other assets                                                  332            (19,458)
   Accounts payable                                                        53,924            (13,364)
   Accrued liabilities                                                   (203,181)          (174,445)
   Customer deposits and non-current accrued expenses                     (86,832)           (85,074)
                                                                      ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (418,168)           (53,548)
                                                                      ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                    (22,575)           (23,317)
   Payments received on notes receivable                                    2,138              5,567
   Decrease  in restricted cash                                                 0            141,358
                                                                      ------------------------------
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES                       (20,437)           123,608
                                                                      ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital lease Obligations               (22,038)           (23,663)
   Borrowings on revolving credit line                                  1,751,487            785,995
   Payments on revolving credit line                                   (1,423,195)          (815,677)
   Proceeds from common stock issue
                                                                      ------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       306,254            (53,345)
                                                                      ------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     9,248              6,151
                                                                      ------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (123,103)            22,866

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          338,088            513,192
                                                                      ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   214,985        $   536,058
                                                                      ==============================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                             1999          1999
                                                                            -------       -------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financed purchases of property and equipment through notes payable          $     0       $ 3,310
                                                                            =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                               $14,957       $ 7,948
                                                                            =====================
    Income taxes                                                            $     0       $ 4,483
                                                                            =====================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

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

                                                                      QUARTER ENDED SEPTEMBER 30,
                                                                     1999                      1998
                                                                     ----                      ----
   Revenue
     United States                                             $1,704,516                $1,207,910
     United Kingdom/Western Europe                                477,265                   558,775
                                                   ---------------------------------------------------
                                                               $2,181,781                $1,766,685
                                                   ===================================================
   Income (loss) before income taxes
     United States                                                $57,204                   $16,441
     United Kingdom/Western Europe                               (101,478)                 (270,324)
                                                   ---------------------------------------------------
                                                               $  (44,274)               $ (253,883)
                                                   ===================================================
   Depreciation
     United States                                                $36,415                   $30,274
     United Kingdom/Western Europe                                 19,672                    20,094
   Amortization-U.S. only                                           3,030                     3,030
                                                   ---------------------------------------------------
                                                                  $59,117                   $53,398
                                                   ===================================================

   Identifiable Assets                                 SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                       ------------------        ------------------
     United States                                             $1,959,653                $1,627,744
     United Kingdom                                               906,900                 1,211,934
                                                   ---------------------------------------------------
                                                               $2,866,553                $2,839,678
                                                   ===================================================

NOTE 3. LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period which totaled 4,461,121 for the quarters ended September 30, 1999, and 1998, respectively. The inclusion of common stock equivalents would have been antidilutive and were not included for the quarter ended September 30, 1998.

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

                BASIC EPS           DILUTIVE EPS

       1999       $(.01)               $(.009)
       1998       $(.04)               $ (.04)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1999 increased 23.5% to $2,181,781 from $1,766,685 for the quarter ended September 30, 1998. U.S. revenue for the quarter increased 41.1% and European revenue decreased 14.6% compared to the prior year first quarter. The sales mix in the United States continues to grow with the traditional data conversion projects and scanning projects increasing consistently; revenue from Europe was down due to poor delivery performance of a major subcontractor. Revenue from foreign sources comprised 21.9% of consolidated revenues for the first three months of the current year as compared with 31.6% in the prior year.

Loss before taxes of $(44,274) was reduced $209,609 as compared with $(253,883) in the prior year. U.S. Income before taxes increased $40,763 to $57,204, while Europe's loss before taxes was $168,846 lower than the previous year. Gross profit for the quarter of $546,098 was $282,262 higher and gross margin of 25% was 10% higher than results from the first quarter of the prior year, with the company continuing to lower it's cost in Europe and move the overall business into higher value added services.

Selling and administrative (S&A) expenses for the current year quarter increased $70,305 to $579,508 from $509,203 for the same period in the prior year. As a percentage of sales, S&A decreased to 26.6% from the 28.8% ratio of the prior year period.

Cash for the period decreased $123,103, and borrowing on the line of credit increased by $382,292. This is a result of increased sales revenue which increased accounts receivables by $115,394, the pay down of accrued liabilities of $203,181 and an increase in work in process inventory of $84,131, as a result of the work being performed in Europe that is ahead of schedule. All work in process inventory is for existing contracts and should be delivered in the next 3 months.

The Company has analyzed its exposure to potential data processing "Year 2000" problems and formulated a plan to ensure its systems were in compliance by December 31, 1999. This has been effected through replacement of PC-level hardware and an upgrade to a third-party software package, which has been certified as Year 2000 compliant. Total cost is under $100,000, and is a subset of ongoing systems upgrades to increase production.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 1999 the Company had borrowed $383,292 under its revolving credit agreement which allows for borrowings of $500,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.5% (10.75 % at September 30, 1999). The credit agreement is secured by substantially all domestic assets of the Company, including the stock of subsidiaries. The revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement is from June 22, 1999 to June 21, 2000. Maximum borrowing under the agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $500,000. The Company is in compliance with covenants contained in the current agreement and was in compliance at all times with the covenants contained in the agreement during the period ending September 30, 1999.

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

                           SAZTEC INTERNATIONAL, INC.
                         SEPTEMBER 30, 1999 FORM 10-QSB

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

 Dated: November 15, 1999

       SAZTEC INTERNATIONAL, INC.
       (Registrant)

 By:    /S/ PAUL F. PARSHLEY
        --------------------
            Paul F. Parshley
            CFO

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT
-------               ----------------------
  27                  Financial Data Schedule