Form 10QSB
period 1999-12-31
SAZTEC INTERNATIONAL INC
filed 2000-02-15
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of registrant's Common Stock at January 26, 2000, was 4,461,121 shares.

                           SAZTEC INTERNATIONAL, INC.

                                  FORM 10-QSB/A

                                     FOR THE
                         QUARTER ENDED DECEMBER 31, 1999


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

         Consolidated Statements of Operations --
            Three months ended December 31, 1999 and 1998                                               3

         Consolidated Statements of Operations --                                                       4
            Six months ended December 31, 1999 and 1998

         Consolidated Balance Sheets -- December 31, 1999 and June 30, 1999                             5

         Consolidated Statement of Changes in Stockholders' Equity --                                   6
            December 31, 1999

         Consolidated Statements of Cash Flows --                                                     7 - 8
            Six months ended December 31, 1999 and 1998

         Notes to Consolidated Financial Statements - December 31, 1999                               9 - 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                  11 - 12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                               13

Item 2.  Changes in Securities                                                                          13

Item 3.  Defaults Upon Senior Securities                                                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                                       Not Applicable

Item 5.  Other Information                                                                              13

Item 6. Exhibits and Reports on Form 8-K                                                                13

Signatures                                                                                              14



                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                                                1999                    1998
                                                                                ----                    ----

  REVENUES                                                                $2,049,174              $1,835,031

  Cost of services                                                         1,670,133               1,519,303
                                                          ---------------------------------------------------

  GROSS PROFIT                                                               379,041                 315,728

  Selling, general & administrative expense                                  649,413                 543,493
                                                          ---------------------------------------------------

  LOSS FROM OPERATIONS                                                      (270,372)               (227,765)

  Interest expense (income)                                                   10,793                  (4,258)
                                                          ---------------------------------------------------

  LOSS BEFORE PROVISION FOR INCOME TAXES                                    (281,165)               (223,507)

  Provision for income taxes                                                   3,867                     403
                                                          ---------------------------------------------------
  NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                              $(285,032)              $ (223,910)
                                                          ===================================================

  LOSS PER SHARE OF COMMON STOCK:

  Basic and diluted net loss applicable to common                             $(.06)                  $(.05)
        stockholders

                                                          ===================================================

  Weighted average number of shares                                        4,461,121               4,461,121
                                                          ===================================================

                             See accompanying notes.

                                       3

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                                        1999                  1998
                                                                        ----                  ----
  REVENUES                                                        $4,230,956            $3,601,715

  Cost of services                                                 3,305,815             3,022,512
                                                          --------------------  -------------------

  GROSS PROFIT                                                       925,141               579,203

  Selling and administrative expense                               1,228,920             1,076,356
                                                          --------------------  -------------------

  LOSS FROM OPERATIONS                                             (303,779)             (497,153)

  Interest expense (income)                                           21,659              (19,764)

  LOSS BEFORE PROVISION FOR INCOME TAXES                           (325,438)             (477,389)

  Provision for income taxes                                           3,867              (76,198)
                                                          --------------------  -------------------
  NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                      $(329,305)            $(401,191)
                                                          ====================  ===================

  LOSS PER SHARE OF COMMON STOCK:

  Basic and diluted net loss applicable to common                     $(.07)                $(.09)
        stockholders

                                                          ====================  ===================

  Weighted average number of shares                                4,461,121             4,461,121
                                                          ====================  ===================

                             See accompanying notes.

                                        4


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 1999
                                     ASSETS

                                                                                  DEC. 31,           JUNE 30,
                                                                                      1999               1999
                                                                                      ----               ----
                                                                               (Unaudited)
 CURRENT ASSETS
 Cash and cash equivalents                                                        $246,346           $338,088
 Restricted cash                                                                    26,210             26,210
 Accounts receivable, less allowance for doubtful accounts of $28,155            1,113,754          1,612,573
 Costs and estimated earnings in excess of billings                                 43,392
 Work in process                                                                   445,755            118,720
 Prepaid expenses and other current assets                                         174,948            112,601
                                                                          -----------------------------------
 TOTAL CURRENT ASSETS                                                            2,050,405          2,208,192

 PROPERTY AND EQUIPMENT, NET                                                       344,907            422,076
 OTHER ASSETS

 Goodwill and other intangible assets, less accumulated amortization of            131,460            137,520
       $87,842 in 1999 and $75,722 in 1998
 Deposits and other assets                                                          57,383             63,626
                                                                          -----------------------------------
 TOTAL ASSETS                                                                   $2,584,155         $2,831,414
                                                                          ===================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Line of Credit                                                                    $81,736                 $0
 Current portion long-term debt and capital lease obligations                      153,183            172,375
 Accounts payable                                                                  994,769            620,366
 Accrued liabilities                                                               527,769            728,230
 Income Taxes Payable                                                                2,469                  0
 Customer deposits                                                                 261,960            385,461
                                                                         -----------------------------------
 TOTAL CURRENT LIABILITIES                                                       2,021,886          1,906,432

 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS LESS CURRENT PORTION                  70,836            104,039
 ACCRUED EXPENSE                                                                     1,076              7,355

 STOCKHOLDER'S EQUITY

 Preferred stock-no par value; 1,000,000 shares authorized; no shares issued
       Common stock-no par value, 10,000,000 shares authorized 4,461,121 shares issued at both December 31, 1999
          and  June 30, 1999                                                    12,430,811         12,430,811
 Contributed capital                                                                14,498             14,498
 Accumulated deficit                                                           (11,839,107)       (11,509,802)
 Cumulative translation adjustment                                                (115,845)          (121,919)
                                                                         -----------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                        490,357            813,588
                                                                         -----------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $2,584,155         $2,831,414
                                                                         ===================================

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                DECEMBER 31, 1999

                       Common Stock          Common Stock
                                             Subscribed
                                                                                                 CUMULATIVE
                 NUMBER  OF                  NUMBER OF            CONTRIBUTED    ACCUMULATED    TRANSLATION
                     SHARES         AMOUNT      SHARES    AMOUNT      CAPITAL        DEFICIT     ADJUSTMENT
June 30, 1999     4,461,129   $ 12,430,811                         $   14,498   $(11,509,802)   $  (121,919)
Net loss                                                                                           (329,305)
Translation                                                                                           6,074
   adjustment

               ------------   ------------  ------------  ------   ------------   ------------ ------------
                  4,461,129   $ 12,430,811                         $   14,498   $(11,839,107)   $  (115,845)

                             See accompanying notes.


                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                              1999          1998
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $  (329,305)  $  (401,191)
Adjustments to reconcile net loss to net cash (used
       in) provided by operating activities:
   Depreciation and amortization                           114,007       110,260
   Provision for (recovery of) bad debts                                 (21,791)

Changes in assets and liabilities:
   Accounts receivable                                     498,819      (235,115)
    Cost in excess of billings                             (43,392)
   Work in process                                        (327,035)      (59,810)
   Prepaid expenses and other current assets               (62,347)      (22,229)
   Deposits and other assets                                 6,243       (16,539)
   Accounts payable                                        374,403      (110,503)
   Accrued liabilities                                    (200,461)     (137,023)
   Customer deposits and non-current accrued expenses     (129,780)      337,734
                                                       -----------   -----------
NET CASH FROM (USED IN) OPERATING ACTIVITIES               (98,848)       33,643
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment                     (30,042)      (38,978)
    Payments received on notes receivable                                 35,540
    Decrease in restricted cash                                          112,685
                                                       -----------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (30,042)      109,247
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable                           3,712,629     1,421,462
   Payments on notes payable                            (3,630,894)   (1,338,496)
   Principal payments on debt and capital lease            (52,395)      (52,889)
     obligations

                                                       -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   29,340        30,077
                                                       -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      7,807        (3,725)
                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH                            (91,743)      169,242

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                338,089       513,194
                                                       -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD                  $   246,346   $   682,436
                                                       ===========   ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                               1999        1998
                                                               ----        ----
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES:

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:

       Interest                                             $31,788     $12,210
                                                           ========    =========
       Income taxes                                          $3,867      $5,283
                                                           ========    =========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

NOTE 2.  FOREIGN OPERATIONS AND MAJOR CUSTOMERS- SEGMENTS

Revenues, loss before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy, Spain, and Belgium. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                                             6 MONTHS ENDED DECEMBER 31,
                                                                     1999                     1998
                                                                     ----                     ----
   Revenue
     United States                                             $3,252,351               $2,412,924
     United Kingdom/Western Europe                                978,605                1,188,791
                                                  --------------------------------------------------
                                                               $4,230,956               $3,601,715
                                                  ==================================================
   Loss before income taxes
     United States                                              $(84.640)                $(26,525)
     United Kingdom/Western Europe                              (240,798)                (450,864)
                                                  --------------------------------------------------
                                                               $(325,438)               $(477,389)
                                                  ==================================================
   Depreciation
     United States                                                $73,392                  $47,989
     United Kingdom/Western Europe                                 40,615                   56,211
   Amortization-U.S. only                                           6,060                    6,060
                                                  --------------------------------------------------
                                                                 $120,067                 $110,260
                                                  ==================================================
   Identifiable Assets                                   DECEMBER 31 1999            JUNE 30, 1999
                                                         ----------------            -------------
     United States                                             $2,578,443               $1,746,463
     United Kingdom                                             1,136,547                1,084,951
                                                  --------------------------------------------------
                                                               $3,714,990               $2,831,414
                                                  ==================================================

NOTE 3.  LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year which totaled 4,461,121 for the quarters ended December 31, 1999, and 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the six months ended December 31, 1999, increased to $4,230,956 from $3,601,715 for the six months ended December 31, 1998, an increase of $629,241 or (17.5%). Revenue for the Quarter ended December 31, 1999 at $2,049,174 was up $214,143 from the $1,835,031 earned for the quarter ended December 31, 1998.

U.S. revenue for the six months ended December 31, 1999 of $3,252,351, increased $839,427 compared with the six-month period the prior year of $2,412,924. U.S. revenue for the second quarter of the current year $1,547,835 was $342,822 higher compared to $1,205,013 for the quarter ended December 31, 1998. European revenue for the six months ended December 31, 1999 of $978,605 decreased $210,186 compared with the six-month period in the prior year of $1,188,791. European revenue for the second quarter of the current year at $501,457 was $128,562 less compared to $630,019 for the quarter ended December 31, 1998.

U.S. revenue continues to increase as a result of growth in scanning services revenue and the improved growth in data entry conversion revenue. Management expects this positive trend to continue in the U.S. during the second half of the year. European revenue is down compared to last year as a result in the decline in library retrospective conversion project revenue.

Gross profit for the six months ended December 31, 1999 increased $345,938 from the prior year period to 21.9% of sales, compared to 16.1% of sales for the same period. Gross profit for the quarter ended December 31, 1998 was 18.5% of sales compared to 17.2% in the same period of 1998. Gross profit for U.S. operations increased $346,150 for the six months ended December 31, 1999 to 26.2% of sales compared to 21% for the same period last year. European gross profit decreased $212 for the 6-month period ended December 31, 1999 and was 7.4% of sales compared to 6.2% for the same period last year.

Selling, and administrative expenses (S&A) for the six month period increased $152,564 to $1,228,920 (29% of sales) from $1,076,356 (30% of sales) for the same period in the prior year. For the quarter ended December 31, 1999 S&A increased to $649,413 (31.7% of sales) from $543,493 (29.6% of sales) in the prior year quarter. During the three-month period ending December 31, 1999, the company invested $78,871 in new technology development compared to $0 for the same period last year. This investment is the beginning of a plan to upgrade Saztec's offering to higher value added services, dedicated to building and managing content.

Loss from operations was $303,779 for the six months ended December 31, 1999 compared to $497,153 for the six months ended December 31, 1998. Loss form operations for the three months ended December 31, 1999 was $270,372 compared to $227,765 for the same period the prior year.

Cash Flow decreased $91,743 for the six months ended December 31, 1999 compared to an increase of $169,242 for the same period the prior year. Net cash from operating activities decreased $98,848, and net cash from investing activities decreased $30,042. Cash flow from financing activities of $29,304 and effect of exchange rate changes of $7,807 make up the balance of the change.

CAPITAL RESOURCES AND LIQUIDITY

The Company renegotiated its revolving credit agreement with a U.S. finance company, which is secured by substantially all the assets of the Company, effective December 10, 1999. The agreement bears interest at the lender's prime rate plus 2.5% (11% at December 31, 1999). Available borrowings are 80% of domestic trade accounts receivable less than 90 days old and are subject to a maximum borrowing ceiling of $800,000. The line of credit is repaid directly from a collateral account established by the lender, through a lockbox at the Company's bank. At December 31, 1999 the Company had total available borrowings of $800,000 and had borrowed $81,736. At December 31, 1998 the Company had total available borrowings of $120,000 against a previous line of credit, and had borrowed $0. The Company was in compliance with the covenants contained in each of the credit agreements at December 31, 1999 and 1998. The existing revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement is from June 22, 1999 to June 21, 2000.

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

                           SAZTEC INTERNATIONAL, INC.
                         DECEMBER 31, 1999 FORM 10-QSB/A

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(A) EXHIBITS

The following Exhibit is filed by attachment to this Form 10-QSB/A:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT             PAGE
-------                           ----------------------             ----
  27                              Financial Data Schedule            16

(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  FEBRUARY 10, 2000

       SAZTEC INTERNATIONAL, INC.
       (Registrant)

                                      By:  /s/ PAUL F. PARSHLEY
                                      ------------------------------------------
                                      Paul F. Parshley
                                      Vice President, Finance and Administration

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27             Financial Data Schedule