Form 10QSB
period 2000-03-31
SAZTEC INTERNATIONAL INC
filed 2000-05-15
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock at March 31, 2000, was 4,469,371 shares.

                           SAZTEC INTERNATIONAL, INC.

                                   FORM 10-QSB

                                     FOR THE
                          QUARTER ENDED MARCH 31, 2000

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations --
            Three months ended March 31, 2000 and 1999                                                  3

         Consolidated Statements of Operations --                                                       4
           Nine months ended March 31, 2000 and 1999

         Consolidated Balance Sheets -- March 31, 2000 and June 30, 1999                                5

         Consolidated Statement of Changes in Stockholders' Equity --                                   6
            March 31, 2000

         Consolidated Statements of Cash Flows --                                                     7 - 8
            Nine months ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements -- March 31, 2000                                 9 - 10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                        11 - 12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                               13

Item 2. Changes in Securities                                                                           13

Item 3. Defaults Upon Senior Securities                                                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                                       Not Applicable

Item 5. Other Information                                                                               13

Item 6. Exhibits and Reports on Form 8-K                                                                13

Signatures                                                                                              14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                        2000          1999
                                                    -----------   -----------
REVENUES                                            $ 2,364,338   $ 2,511,398

Cost of services                                      1,970,688     1,870,788
                                                    -------------------------
GROSS PROFIT                                            393,650       640,610

Selling, general & administrative expense               705,003       605,977
                                                    -------------------------
INCOME (LOSS) FROM OPERATIONS                          (311,353)       34,633

Interest expense                                         12,428        18,326
                                                    -------------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (323,781)       16,307

Provision (benefit) for income taxes                      3,837           (27)
                                                    -------------------------
NET (LOSS ) INCOME                                  $  (327,618)  $    16,334
                                                    =========================
INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic and diluted loss applicable to common         $      (.07)  $      .004
      stockholders
                                                    =========================
Weighted average number of shares                     4,469,371     4,461,121
                                                    =========================

                           See accompanying notes

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                     2000          1999
                                                 -----------   -----------
REVENUES                                         $ 6,595,296   $ 6,113,113

Cost of services                                   5,276,503     4,893,300
                                                 -----------   -----------
GROSS PROFIT                                       1,318,793     1,219,813

Selling and administrative expense                 1,943,229     1,682,332
                                                 -----------   -----------
LOSS FROM OPERATIONS                                (624,436)     (462,519)

Interest expense (income)                             24,780        (1,437)
                                                 -----------   -----------
LOSS BEFORE PROVISION FOR INCOME TAXES              (649,216)     (461,082)

Provision (benefit) for income taxes                   7,704       (76,225)
                                                 -----------   -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS       $  (656,920)  $  (384,857)
                                                 ===========   ===========
LOSS PER SHARE OF COMMON STOCK:
Basic and diluted net loss applicable to common  $      (.15)  $      (.09)
      stockholders
                                                 ===========   ===========
Weighted average number of shares                  4,469,371     4,461,121
                                                 ===========   ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND JUNE 30, 1999

                                     ASSETS
                                                                             MARCH 31,      JUNE 30,
                                                                               2000           1999
                                                                          ----------------------------
                                                                            (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                      226,591    $    338,088
Restricted cash                                                                 26,210          26,210
Accounts receivable, less allowance for doubtful accounts of $43,242
      at March 31, 2000 and $28,155 at June 30, 1999                         1,802,197       1,612,573

Work in process                                                                385,789         118,720
Prepaid expenses and other current assets                                      115,220         112,601
Note receivable
                                                                          ----------------------------
TOTAL CURRENT ASSETS                                                         2,556,007       2,208,192

PROPERTY AND EQUIPMENT, NET                                                    311,393         422,076
OTHER ASSETS
Goodwill and other intangible assets, less accumulated amortization
      of $84,812 at March 31 and $75,722 at June 30, 1998                      128,430         137,520
Deposits and other assets                                                       54,010          63,626
                                                                          ----------------------------
TOTAL ASSETS                                                              $  3,049,840    $  2,831,414
                                                                          ============================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of Credit                                                            $    664,559               0
Current portion long-term debt and capital lease obligations                   136,340         172,375
Accounts payable                                                             1,073,622         620,366
Accrued liabilities                                                            648,492         728,230
Customer deposits                                                              287,872         385,461
                                                                          ----------------------------
TOTAL CURRENT LIABILITIES                                                    2,810,885       1,906,432

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS LESS CURRENT PORTION               70,761         104,039
ACCRUED EXPENSE                                                                      0           7,355

STOCKHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 shares authorized; no shares issued
Common stock-no par value; 10,000,000 shares authorized; 4,469,371          12,435,975      12,430,811
      shares issued at March 31, 2000 and 4,461,121 shares issued at
      June 30, 1999
Contributed capital                                                             14,498          14,498
Accumulated deficit                                                        (12,166,722)    (11,509,802)
Cumulative translation adjustment                                             (115,557)       (121,919)
                                                                          ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     168,194         813,588
                                                                          ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  3,049,840    $  2,831,414
                                                                          ============================

                             See accompanying notes

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 MARCH 31, 2000

                                 COMMON STOCK            COMMON STOCK
                                                          SUBSCRIBED
                                                                                                    CUMULATIVE
                            NUMBER  OF               NUMBER OF              CONTRIBUTED ACCUMULATED TRANSLATION
                              SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT
                            ---------  -----------  -----------  -----------  -------  ------------  ---------
June 30, 1999               4,461,121  $12,430,811                            $14,498  $(11,509,802) $(121,919)
Net loss                                                                                   (656,920)
Stocks issued
Options and Grants
   to                           8,250        5,164
Employees
Translation
   adjustment                                                                                            6,362
                            ---------  -----------  -----------  -----------  -------  ------------  ---------
                            4,469,371  $12,435,975                            $14,498  $(12,166,722) $(115,557)

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                              2000           1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (656,920)   $  (384,857)
Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                              185,022        136,660
   Provision for bad debts                                     15,087        (28,803)
Changes in assets and liabilities:
   Accounts receivable                                       (204,711)         9,604
   Work in process                                           (267,069)        48,378
   Prepaid expenses and other current assets                   (2,619)       (38,183)
   Deposits and other assets                                    9,616         37,145
   Accounts payable                                           453,256        159,445
   Accrued liabilities                                        (79,738)       (82,056)
   Customer deposits and non-current accrued expenses        (104,944)       (16,410)
                                                          --------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (653,020)      (159,077)
                                                          --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                        (65,249)       (87,541)
    Payments received on notes receivable                           0            219
    Decrease in restricted cash                                     0        146,078
                                                          --------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (65,249)        58,756
                                                          --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable                              5,634,175      2,046,332
   Payments on notes payable                               (4,969,616)    (2,038,634)
   Principal payments on debt and capital lease               (69,313)        (5,001)
     obligations
   Proceeds from issuance of common stock, net of               5,164
     issuance costs
                                                          --------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     600,410          2,697
                                                          --------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         6,362         (5,491)
                                                          --------------------------
NET (DECREASE) IN CASH                                       (111,497)      (103,334)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                   338,088        513,194
                                                          --------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                     $   226,591    $   409,858
                                                          ==========================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                       2000      1999
                                                     -------   -------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
Purchase of equipment through issuance of notes
     payable and capital lease obligations            15,136
                                                               =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                        $24,780   $23,134
                                                     =======   =======
     Income taxes                                    $ 7,704   $ 5,283
                                                     =======   =======

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

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

                                     9 MONTHS ENDED MARCH 31,
                                        2000           1999
                                    --------------------------
Revenue
  United States                     $ 5,016,717    $ 4,055,439
  United Kingdom/Western Europe       1,578,579      2,057,674
                                    --------------------------
                                      6,595,296    $ 6,113,113
                                    ==========================
Income (loss) before income taxes
  United States                        (259,164)   $    34,766
  United Kingdom/Western Europe        (390,052)      (495,848)
                                    --------------------------
                                    $  (649,216)   $  (461,082)
                                    ==========================
Depreciation
  United States                     $   103,252    $    71,869
  United Kingdom/Western Europe          57,724         98,407
Amortization-U.S. only                    9,090          9,090
                                    --------------------------
                                    $   170,066    $   179,366
                                    ==========================

Identifiable Assets                MARCH 31 2000  JUNE 30, 1999
                                    --------------------------
United States                       $ 1,917,484    $ 1,746,463
United Kingdom                        1,132,356      1,084,951
                                    --------------------------
                                    $ 3,049,840    $ 2,831,414
                                    ==========================

NOTE 3.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each year which totaled 4,469,371 for the quarter ended March 31, 2000, and 4,461,121 for quarter ended March 31, 1999.

                          BASIC EARNINGS PER SHARE
                          ------------------------
       2000                        $ (.07)
       1999                        $ .004

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the nine months ended March 31, 2000, increased to $6,595,296 from $6,113,113 for the nine months ended March 31, 1999, an increase of $482,183 or (7.9%). Revenue for the Quarter ended March 31, 2000 at $2,364,338 was down $147,060 from the $2,511,398 earned for the quarter ended March 31, 1999.

U.S. revenue for the nine months ended March 31, 2000 of $5,016,717 increased $961,278 compared with the nine-month period the prior year of $4,055,439. U.S. revenue for the third quarter of the current year $1,764,364 was $121,849 higher compared to $1,642,515 for the quarter ended March 31, 1999. European revenue for the nine months ended March 31, 2000 of $1,578,579 decreased $479,115 compared with the nine-month period in the prior year of $2,057,694. European revenue for the third quarter of the current year at $599,974 was $268,909 less compared to $868,883 for the quarter ended March 31, 1999.

U.S. revenue continues to increase as a result of growth in scanning services revenue and the improved growth in data entry conversion revenue. European revenue is down compared to last year as a result in the decline in library retrospective conversion project revenue.

Gross profit for the nine months ended March 31, 2000 increased $98,980 from the prior year period to 20% of sales, compared to 20% of sales for the same period of 1999. Gross profit for the quarter ended March 31, 2000 was 17% of sales compared to 25.5% in the same period of 1999. Gross profit for U.S. operations decreased $67,781 for the nine months ended March 31, 2000 to 22% of sales compared to 27.7% for the same period last year. European gross profit decreased $177,802 for the nine month period ended March 31, 2000 to 1% of sales compared to 21.% for the same period last year.

Selling and administrative expenses (S&A) for the nine month period increased $260,897 to $1,943,229 (29.5% of sales) from $1,682,332 (27.5% of sales) for the same period in the prior year. For the quarter ended March 31, 2000 S&A increased to $705,003 (29.8% of sales) from $605,977 (24.1% of sales) in the prior year quarter.

Loss from operations was $624,436 for the nine months ended March 31, 2000 compared to $462,519 for the nine months ended March 31, 2000. Loss from operations for the three months ended March 31, 2000 was $311,353 compared to profit from operations of $34,633 for the same period the prior year.

Cash Flow decreased $111,497 for the nine months ended March 31, 2000 compared to a decrease of $103,334 for the same period the prior year. Net cash from operating activities decreased $653,020; net cash from investing activities decreased $65,249. Cash flow from financing activities of $600,410 and effect of exchange rate changes of $6,362 make up the balance of the change.

CAPITAL RESOURCES AND LIQUIDITY

The Company has a revolving credit agreement with a U.S. finance company, which is secured by substantially all the assets of the Company, effective December 10, 1999. The agreement bears interest at the lender's prime rate plus 2.5% (11.5% at March 31, 2000). Available borrowings are 80% of domestic trade accounts receivable less than 90 days old and are subject to a maximum borrowing ceiling of $800,000. The line of credit is repaid directly from a collateral account established by the lender, through a lockbox at the Company's bank. At March 31, 2000 the Company had total available borrowings of $800,000 and had borrowed $664,559. At March 31, 1999 the Company had total available borrowings of $120,000 against a previous line of credit, and had borrowed $0.

The Company was not in compliance with certain covenants contained in credit agreements at March 31, 2000. The Company's minimum net working capital and minimum consolidated tangible net worth were below limitations set forth in the agreement. The Company is in compliant with all other covenants and has met all financial obligations to date. The Company has received a waiver of these covenants for 90 days from March 31, 2000, with the understanding that Saztec is pursuing additional sources of capital and/or subordinated debt infusions, which will in effect restore deficiencies to acceptable documented levels. The revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement is from June 22, 1999 to June 21, 2000. It is anticipated that both parties will renew this line per the terms of the agreement.

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

                           SAZTEC INTERNATIONAL, INC.
                           MARCH 31, 2000 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        (a) EXHIBITS

The following Exhibit is filed by attachment to this Form 10-QSB:

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBIT             PAGE
------                                ----------------------             ----
 27                                   Financial Data Schedule             16

        (b) REPORTS ON FORM 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: MAY 12, 2000

       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)

                                  By: /S/ PAUL F. PARSHLEY
                                     -------------------------------------------
                                      Paul F. Parshley
                                      Vice President, Finance and Administration

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------
  27                      Financial Data Schedule