Form 10KSB
period 2000-06-30
SAZTEC INTERNATIONAL INC
filed 2000-10-13
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the fiscal year ended June 30, 2000 $8,915,435.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on September 8, 2000, was approximately $1,411,170. As of September 8, 2000, there were 4,515,747 shares of Common Stock outstanding.

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

Saztec has established outsource partnerships with Datamatics Technologies Ltd. in India and other service companies. Through these relationships Saztec can provide a broad range of services for data conversion and data management thereby providing an extensive and flexible service for its clients.

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

Outsource Resources: The Company contracts with organizations in Europe, East Asia, the Caribbean, and the Philippines to provide data entry and clerical coding services. Datamatics Technologies Ltd.("DTL"), has production facilities in Bombay, India. DTL's ownership position in the Company was 4.2% on a fully diluted basis at June 30, 2000. Other vendors have no known ownership position with the Company.

Markets and Marketing
Information management services, predominately data conversion is a very broad and fragmented market. Saztec has historically provided services to many corporations and government organizations. Saztec has been focusing on vertical markets to enhance the service we provide to our clients through a better understanding of their market conditions.

 The Company has performed the following specific services:

(a) Resume Processing - Text capture, indexing and imaging of resumes for the human resources department of a number of companies utilizing automated employee recruitment applications
(b) Conversion for on-line vendors, of archival files of abstracts and indexes with monthly additions to the database from newly published material
(c) Market researchers, ongoing capture and processing of client billings and data for analysis and publication;
(d) CD-ROM reformatting and pre-mastering services for publishers
(e) Image capture of graphic material imbedded in text
(f) Data capture and imaging of case report forms for new drug applications for the pharmaceutical industry
(g) Facilities data capture and graphics conversion for graphical information systems.
(h) European libraries, retrospective conversion of card catalog data to a local system, and conversion of handprinted worksheets for loading to a national computer network for research libraries


Other specific services the Company has provided are:

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

Employees
At June 30, 2000, the Company employed 119 full-time and 31 part-time employees.

Dependence Upon Major Customers
Financial information about major customers is presented in Note 11 of the Notes to Consolidated Financial Statements. At June 30, 2000, the Company was providing business services to approximately 70 customers in the United States and Europe.

Financial Information About Foreign Operations
Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk:
Interest Rate Exposure and Currency Rate Exposure

The Company's interest rate exposure primarily relates to its revolving credit facility and a convertible note, both of which contains interest rates based on the prime rate. The Company has not locked in its interest rates for outstanding borrowings, however the company believes that any near-term change in interest rates comparable to historical interest rate movements would not materially affect the consolidated results of operations or financial position for fiscal 2001.

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

ITEM 2. PROPERTIES

The Company occupies its principal executive offices, approximately 12,068 square feet including production space, located in Billerica, Massachusetts, pursuant to a lease expiring in August 2000. Management has secured a new lease in Billerica, Massachusetts for 9027 square feet for the period beyond August 2000 for 5 years until September 2005.

In addition, the Company leases an aggregate of 26,809 square feet of office and production space in South Weymouth, Massachusetts; Vernon, Connecticut; and Ardrossan, Scotland; pursuant to individual leases expiring between 2001 and 2002.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the trading symbol SAZZ. On September 8, 2000, the Company had 203 stockholders of record. For the period of July 1, 2000 to September 8, 2000, the high and low closing price as reported by the NASD was $.41 and $.25, respectively. The table below sets forth high and low bid information by fiscal quarter as reported by the OTC Bulletin Board.

        Bid Prices
        ----------
        Fiscal Quarter Ended;                      High               Low
        ---------------------                      ----               ---

          September 30, 1998                        .77               .50
          December 31, 1998                         .53               .19
          March 31, 1999                            .35               .21
          June 30, 1999                             .50               .16

          September 30, 1999                        .72               .38
          December 31, 1999                         .72               .28
          March 31, 2000                           1.44               .28
          June 30, 2000                             .68               .27

The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Revenues for the year ended June 30, 2000 were $8,915,435 compared to $8,713,335 for the year ended June 30, 1999, an increase of $202,100, or 2.3%. Revenue from U.S. operations increased $980,585, or 16.9%, from $5,811,706 in the year ended June 30, 1999 to $6,792,291 in the current year. Current year revenue for the Company's European operations declined to $2,206,024 from the prior year figure of $2,901,629, a reduction of $695,605 or 23.97%. The increase in U.S. based revenue is attributable to an increase in scanning-related projects including resume processing. The operation in Europe continues to decline due to the decrease in projects from the library retrospective conversion market.

Gross profit decreased $437,087 from $1,920,155 to $1,483,062 in the current year, with a decline in gross margin to 16.6% from the prior year margin of 22.0%. The margin was lower as a result of the decrease in revenue volume in the European operation and a change in product mix for the U.S. revenue to higher volume processing work.

Selling and administrative (S&A) expense of $2,457,324 is $176,071 greater than for the year ended June 30, 1999 of $2,281,253. Selling expense increased due to management's increased focus on marketing and selling in the current fiscal year.

Capital Resources and Liquidity

At June 30, 2000 the Company had borrowed $545,998 under its revolving credit agreement which allows for borrowings of $800,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.5% (10.25 % at June 30, 1999). The credit agreement is collateralized by substantially all domestic assets of the Company, including the stock of subsidiaries. The revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement was from June 22, 1999 to June 21, 2000, and was renewed for a one year period until June 21 ,2001. Maximum borrowing under the agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $800,000. The Company is in compliance with covenants contained in the renewed agreement.

On June 30, 2000 the Company executed a convertible promissory note agreement with Maida Vale Ltd, a subsidiary owned indirectly by Domain Foundation, a major shareholder , in the amount of $500,000 payable with interest due on June 29, 2001. The note agreement provides for simple interest at the prime lending rate plus 2.0%. The note may be converted to shares of Saztec common stock at the holders request at any time during the term of the note at an exchange rate calculated at $.50 per share for the outstanding principle and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder. During September 2000 the company was notified that the noteholder intends to convert this note to common stock during fiscal year 2001.

At June 30, 2000 the Company's unrestricted cash balance was $484,294; at June 30, 1999 the balance was $338,088. The Company's working capital decreased to $(714,225), not considering the above mentioned conversion of $500,000, at June 30, 2000 from $301,760 at June 30, 1999.

Operations used $738,323 net of changes in other current accounts. The effect of the net loss on cash from operations was reduced by the timing of the non-cash charges for depreciation and amortization.

Net cash used by investing activities of $54,096 is primarily the result of purchases of operating equipment necessary to fulfill customer requirements for services. An increase in restricted cash balances of $1,020 is a result of interest earned on accounts. Cash flow provided by financing activities $921,034 is the result of borrowing made against the revolving credit agreement and note payable issued.

In September, 2000, the Company entered into an agreement with two related parties whereby it is loaned $900,000 which will provide necessary working capital and make available funds for future business development . The company believes that this cash along with unused borrowing facilities, and cash flow from operations will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                                                         Page
                                                                         ----
       Report of Independent Certified Public Accountants                  9

       Consolidated Statements of Operations for the Years Ended
       June 30, 200 and 1999                                               10

       Consolidated Balance Sheets as of June 30, 2000 and 1999            11

       Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended June 30, 2000 and 1999                          12

       Consolidated Statements of Cash Flows for the Years Ended
       June 30, 2000 and 1999                                            13 - 14

       Notes to Consolidated Financial Statements                        15 - 26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SAZTEC International, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                      GRANT THORNTON LLP


Boston, Massachusetts
September 8, 2000
Except for Note 12,
dated September 25, 2000

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                   2000          1999
                                                   ----          ----

Revenues                                    $ 8,915,435   $ 8,713,335

Cost of services                              7,432,367     6,793,180
                                            -----------   -----------

Gross profit                                  1,483,068     1,920,155

Selling and administrative expense            2,457,324     2,281,253
                                            -----------   -----------

Loss from operations                           (974,256)     (361,098)

Interest Expense                                 73,619        27,597
Other (income) expense                           69,996       (13,991)
                                            -----------   -----------

(Loss) before provision for income taxes     (1,117,871)     (374,704)

Income tax (benefit) expense                     11,530       (78,119)
                                            -----------   -----------

Net loss applicable to common stockholders  $(1,129,401)  $  (296,585)
                                            ===========   ===========

Loss per share of common stock:

Basic and Diluted loss per common share           $(.25)        $(.07)

Weighted average number of shares             4,463,183     4,461,121
                                            ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                     ASSETS

                                                                                                          2000                 1999
                                                                                                          ----                - ---
Current assets
Cash and cash equivalents                                                                         $    484,294         $    338,088
Restricted cash                                                                                         27,230               26,210
Accounts receivable, less allowance for doubtful accounts of  $42,911 in
      2000 and $28,155 in 1999                                                                       1,442,136            1,612,573
Work in process                                                                                          6,909              118,720
Prepaid expenses and other current assets                                                              119,765              112,601
                                                                                                  ---------------------------------
Total current assets                                                                                 2,080,334            2,208,192

Property and equipment, net                                                                            306,440              422,076

Other assets
Goodwill and other intangible assets, less accumulated amortization of
      $99,962 in 2000 and $87,842 in 1999                                                              125,400              137,520
Deposits and other assets                                                                               46,515               63,626
                                                                                                  ---------------------------------
Total assets                                                                                      $  2,558,689         $  2,831,414
                                                                                                  =================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of Credit                                                                                    $    545,998         $          0
Convertible note payable                                                                               500,000                    0
Current portion of long-term debt and capital lease obligations                                         89,102              172,375
Accounts payable                                                                                     1,065,817              620,366
Accrued liabilities                                                                                    517,990              728,230
Customer deposits                                                                                       75,653              385,461
                                                                                                  ---------------------------------
Total current liabilities                                                                            2,794,560            1,906,432

Long-term debt and capital lease obligations less current portion                                       57,186              104,039
Other liabilities                                                                                            0                7,355

Stockholders' equity
Preferred stock-no par value; 1,000,000 shares authorized; no shares issued                            --                   --
Common stock-no par value; 10,000,000 shares authorized; 4,469,371 and 4,461,121
  shares issued and outstanding at June 30, 2000 and 1999                                           12,435,975           12,430,811
Contributed capital                                                                                     14,498               14,498
Accumulated deficit                                                                                (12,639,287)         (11,509,886)
Other comprehensive income                                                                            (104,243)            (121,835)
                                                                                                  ---------------------------------
Total stockholders' equity                                                                            (293,057)             813,588
                                                                                                  ---------------------------------
Total liabilities and stockholders' equity                                                        $  2,558,689         $  2,831,414
                                                                                                  =================================

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2000 AND 1999


                             ---------------------------
                                  Common Stock                                       Accumulated
                             ---------------------------                                Other
                             Number                     Contributed    Accumulated  Comprehensive                      Comprehensive
                             of Shares         Amount      Capital         Deficit     Income               Total         Income
                             --------------------------------------------------------------------------------------   -------------
 Balance at June 30, 1998    4,461,121    $12,430,811      $14,498   $(11,213,301)     $(113,588)      $1,118,420


 Net loss                                                                (296,585)                      (296,585)         $(296,585)
 Translation adjustment                                                                   (8,247)         (8,247)            (8,247)
                             --------------------------------------------------------------------------------------   -------------
 Balance at June 30, 1999    4,461,121    $12,430,811      $14,498   $(11,509,886)     $(121,835)       $813,588          $(304,832)
                             --------------------------------------------------------------------------------------   =============

 Stock issued pursuant to
 Employees options and
 grants                          8,250          5,164                                                      5,164

 Net loss                                                              (1,129,401)                    (1,129,401)       $(1,129,401)
 Translation adjustment                                                                   17,592          17,592             17,592
                             --------------------------------------------------------------------------------------   -------------
 Balance at June 30, 2000    4,469,371    $12,435,975      $14,498   $(12,639,287)     $(104,243)      $(293,057)       $(1,118,809)
                             ======================================================================================   =============

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                    2000          1999
                                                                    ----          ----
Increase (decrease) in cash
Cash flows from operating activities
Net loss                                                     $(1,129,401)  $  (296,585)
Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
   Depreciation and amortization                                 205,278       174,779
   Provision for (recovery of) bad debts                          14,756       (12,339)
Changes in assets and liabilities:
   Accounts receivable                                           155,681        58,041
   Work in process                                               111,810        57,819
   Prepaid expenses and other current assets                     (16,303)      (19,768)
   Deposits and other assets                                       1,806        48,230
   Accounts payable                                              445,452       148,234
   Accrued liabilities                                          (224,994)       13,768
   Customer deposits                                            (309,808)     (261,083)
   Income Taxes payable                                            7,400
                                                             -------------------------
   Net cash used in operating activities                        (738,323)      (88,904)
                                                             -------------------------

Cash flows from investing activities

   Payments received on notes receivable                          24,444             0
   Additions to property and equipment                           (77,520)     (141,652)
   (Increase) decrease in restricted cash                         (1,020)      146,242
                                                             -------------------------
   Net cash (used in) provided by  investing activities          (54,096)        4,590
                                                             -------------------------

Cash flows from financing activities
   Proceeds from borrowings                                      512,000
   Principal payments on debt and capital lease obligations     (142,129)      (52,860)
   Borrowings on revolving credit agreement                    7,591,276     2,501,238
   Payments on revolving credit agreement                     (7,045,278)   (2,530,920)
   Proceeds from issuance of common stock, net of issuance
     costs                                                         5,165
                                                             -------------------------
  Net cash (used in) provided by financing activities            921,034       (82,542)
                                                             -------------------------
  Effect of exchange rate changes on cash                         17,591        (8,248)
                                                             -------------------------

Net increase (decrease)  in cash                                 146,206      (175,104)

Cash and cash equivalents at beginning of year                   338,088       513,192
                                                             -------------------------
Cash and cash equivalents at end of year                     $   484,294   $   338,088
                                                             =========================

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                1999     1999
                                                                ----     ----
Supplemental schedule of non-cash investing and financing
     activities:
Purchase of equipment through issuance of notes payable and
     capital lease obligations                               $15,136  $65,047
                                                             =======  =======



Supplemental disclosures of cash flow information:

   Cash paid during the year for:

     Interest                                                $69,419  $27,598
                                                             =======  =======

     Income taxes                                            $ 3,300  $22,606
                                                             =======  =======

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

Financial Instruments
The carrying value of the Company's debt instruments approximates fair value.

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

New Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The accounting for these changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company does not expect the application of this bulletin to have material impact on the Company's financial position or results of operation.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 2. RESTRICTED CASH

The restricted cash balance at June 30, 2000 includes a certificate of deposit of $27,230 held as collateral pursuant to a performance bond. The restricted cash balance at June 30, 1999 includes a certificate of deposit of $26,210 held as collateral pursuant to a performance bond.

NOTE 3. STOCKHOLDERS' EQUITY

During the year the company issued 8,250 shares of common stock. There were 2,000 shares excersied under the Employee Stock Option Plan and there were 6,250 shares granted to an employee per an agreement under employment contract. Compensation expense related to the employee shares is not significant.

NOTE 4. EQUIPMENT

Equipment consists of:
                                            JUNE 30,    JUNE 30,
                                            --------    --------
                                              2000        1999
                                              ----        ----

      Computer and other equipment         $3,098,656  $3,092,000
      Computer and other equipment under
          capitalized leases                  262,217     248,016
       Software                               330,719     316,026
                                           ---------   ----------
                                            3,691,592   3,656,042
       Accumulated depreciation             3,385,152   3,233,966
                                           ----------  ----------
                                           $  306,440  $  422,076
                                           ==========  ==========

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 5. NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

The Company has a revolving credit agreement with a U.S. finance company colleralized by substantially all the assets of the Company, effective June 22, 1999, and renewed on June 22, 2000. The agreement bears interest at the lender's prime rate plus 2.5% (12.0% at June 30, 2000). Available borrowings are 80% of domestic trade accounts receivable less than 90 days old and are subject to a maximum borrowing ceiling of $800,000 (subject to formula limitations relating to receivable and inventory balances). The line of credit is repaid directly from a collateral account established by the lender, through a lockbox at the Company's bank. At June 30, 2000 the Company had total available borrowings of $800,000 and had borrowed $545,998. The Company was in compliance with the covenants contained in credit agreement at June 30, 2000 and 1999. The revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for the initial term of one year and for additional renewal terms of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement has been renewed from June 22, 2000 to June 21, 2001.

On June 30, 2000 the Company executed a convertible promissory note agreement with Maida Vale Ltd., a subsidiary owned indirectly by Domain Foundation, a major shareholder , in the amount of $500,000 payable with interest due on June 29, 2001. The note agreement provides for simple interest at the prime lending rate plus 2.0%. The note may be converted to shares of Saztec common stock at the holders request at any time during the term of the note at an exchange rate calculated at $.50 per share for the outstanding principal and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder. During September 2000 the Company was notified that the noteholder intends to convert this note to common stock during fiscal 2001.

     Long-term debt and capital lease obligations consist of:

                                                                            2000         1999
                                                                        --------     --------
Notes payable, collateralized by equipment, bearing interest at rates ranging from 8.52% to 13.69%, payable in monthly
      installments through 2002                                         $ 42,702     $ 47,759
Unsecured notes bearing interest at rates ranging from 7.0% to
     8.0%, payable in monthly installments through 2001                   11,646       95,243
Capital lease obligations, bearing interest at rates ranging from
    12.17% to 16.0% payable monthly through September 2004                91,940      133,412
                                                                        --------     --------
                                                                         146,288      276,414
Less: Current portion                                                     89,102      172,375
                                                                        --------     --------
Noncurrent portion                                                      $ 57,186     $104,039
                                                                        ========     ========

Maturities of long-term debt and capital lease obligations for years ending June 30 are:

                2001                      $89,102
                2002                       39,836
                2003                       10,052
                2004                        7,298
                                         --------
                                         $146,288
                                         ========

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 6. EMPLOYEE BENEFIT PLANS

Stock Option Plan

The Company has in effect a stock option plan (the Plan) under which stock options have been granted to officers and key employees at prices equal to or greater than the market price at the date of grant. Options are vested at a rate of 20% per year and expire five years after the date of grant. Total options which were exercisable under the Plan at June 30, 2000 amounted to 101,800 shares at a weighted average exercise price of $.4023. At June 30, 2000, 37,550 shares remained available for grants under the Plan. At June 30, 1999 351,800 shares were available for grants. Information with respect to options granted under the Plan follows:

                                                                                             Weighted
                                                       Range of           Weighted            Average
                                          Number        Option         Average Exercise     Contractual
                                         of Shares      Prices             Price               Life
                                         ---------      ------             -----               ----
   Outstanding at June 30, 1998          237,250      $.315-4.12           $.70                3.07
        Granted                           25,000        .26-.50            .308
        Exercised
        Canceled                         151,500       .315-1.00           .6006
        Expired                            1,750         4.125             4.125
   Outstanding at June 30, 1999          109,000       .26-1.00            .6905               2.99
        Granted                          375,500       .313-.531            .32
        Exercised                          2,000         .315              .315
        Canceled                          61,250       .315-1.00           .832
        Expired
   Outstanding at June 30, 2000          421,250       .26-1.00            .342                4.70

Other Options not included in the Plan

       Stock options were granted to outside members of the Board of Directors in fiscal years 1994-1998 for 173,750 shares in the aggregate expiring in fiscal years 1999 to 2004. These options were issued at fair market value on the date of grant at prices ranging from $.315 to $1.00 per share. Options for 109,500 shares were exercisable at June 30, 2000 at a weighted average exercise price of $.392. All options are vested at a rate of 20% per year and expire five years after the date of grant.

       Stock options were granted to the Chief Executive Officer in fiscal year 1998, at the fair market value of $.315 per share on the date of the grant, for 140,000 shares, expiring in fiscal year 2003. The options are vested as follows: 35,000 shares in year 1, 45,000 shares in year 2 and 60,000 shares in year 3. At June 30, 2000, exercisable options amounted to 80,000 shares.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)

Accounting for Stock-Based Compensation

The Company's financial statements reflect the application of APB 25 and related guidance. Applying the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, result in a weighted-average grant-date fair value of options granted at various times during the year ended June 30, 2000 of $120,522. For the year ended June 30, 1999 the amount was $5,385. The Black-Scholes option pricing model was used to develop the fair value of options granted. Assumptions applied include a risk-free interest rates of 6.03% to 6.30%, an expected life of the option equal to the five year vesting period, an expected volatility of 182% to 189% and no dividends paid.

Additional compensation cost (benefit) calculated under SFAS 123 for the year ended June 30, 2000 is $33,229 which is net of forfeitures of $1,003 expensed in prior years. Comparable compensation cost for the prior year is $(4,338), net of forfeitures of $10,107 from canceled options. These amounts would affect loss per share ("EPS") as follows:

     Year Ended June 30,       Basic and Diluted EPS     Basic and Diluted EPS
     -------------------       ---------------------     ---------------------
                                   as Reported              as Adjusted
                                   -----------              -----------
            2000                       $(.25)                   $(.25)
            1999                       $(.07)                   $(.07)

Statement 123 also applies to equity instruments issued for goods or services provided by persons other than employees. Those transactions would be accounted for based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company did not enter into any transactions whereby equity instruments were issued for goods or services in the year ended June 30, 1999. The Company issued 6250 shares valued at $3,913 to an employee under employee contract agreement for year ended June 30, 2000.

Employee Savings Plan
The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company contributes 1% to 2% of the annual compensation for all participating employees who are contributing 2% to 5% of their compensation. In the United Kingdom, the Company's subsidiary, Saztec Europe, Ltd. maintains a defined contribution pension plan for employees in Scotland and England. The Company contributes a matching amount for all participating U.K. employees who are contributing 2.5% to 4.5% of their compensation. Plan expense for the years ended June 30, 2000 and 1999 amount to $65,337 and $39,472, respectively.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 7. INCOME TAXES

At June 30, 2000, the Company had U.S. net operating loss carryforwards of approximately $6,100,000 for income tax purposes that expire in varying amounts through 2011. These operating losses may be used to offset future taxable income in the United States. At June 30, 2000, net operating loss carry forwards relating to the operations of Saztec Europe, Ltd. were approximately $1,700,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards due to the uncertainty of their realization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                2000          1999
                                                ----          ----
Deferred tax assets:
   Accrued vacation                      $    29,727   $    50,204
Net operating loss carry forwards-US       2,456,283     2,154,015
   Other - net                                79,458       109,308
                                         -------------------------
     Total deferred tax assets             2,565,468     2,313,527
   Valuation allowance                    (2,486,175)   (2,239,809)
                                         -------------------------
     Net deferred tax assets                  79,293        73,718

Deferred tax liability:
   Book basis in excess of tax basis of
     intangible assets                        79,293        73,718
                                         -------------------------
     Net deferred tax asset              $         0   $         0
                                         =========================

The sources of the Company's consolidated loss before income taxes for the years ended June 30 consist of:

                                                2000          1999
                                                ----          ----
United States                            $  (450,821)  $   124,654
Foreign                                     (667,050)     (499,358)
                                         -------------------------
Loss before income tax expense           $(1,117,871)  $  (374,704)
                                         =========================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 7.  INCOME TAXES(Continued)

A reconciliation of the Company's income tax provision for fiscal 2000 and 1999 and the amount computed by applying the statutory United States income tax rate of 34% consists of:

                                                     2000        1999
                                                     ----        ----
Federal income taxes at statutory rate          $(161,823)  $(127,899)
Foreign and state income taxes                     11,530     (78,119)
Change in valuation allowance                     246,366      61,361
Goodwill and other non-deductible amortization     (5,109)     32,346
Other items                                       (79,434)     34,192
                                                ---------------------
Total income taxes                              $  11,530   $ (78,119)
                                                =====================


The provision for income taxes for fiscal 2000 and 1999 consists of the following:

                Current   Deferred      Total
                -------   --------      -----
      2000
      ----
      Federal        --         --         --
      State    $ 11,530         --   $ 11,530
      Foreign        --         --         --
               --------   --------   --------
               $ 11,530         --   $ 11,530
               ========   ========   ========

      1999
      ----
      Federal        --         --         --
      State    $  2,625         --   $  2,625
      Foreign   (80,744)        --    (80,744)
               --------   --------   --------
               $(78,119)        --   $(78,119)
               ========   --------   ========

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments
Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 2000 and 1999 is $219,544 and $220,545 respectively.

The table below sets forth the Company's capital and operating lease obligations for office space and equipment used in operations payable during the fiscal years ending June 30


                               Capital                   Operating Leases                      Total
                               Leases             Property           Equipment              Commitments
                           ---------------    -----------------   -----------------    ------------------
   2001                         $56,670              $263,835             $27,764              $339,257
   2002                          38,235               209,172              18,830               258,769
   2003                          13,927               176,929              13,191               196,053
   2004                           8,019               176.929               3,996               184,774
   2005                              --                29,488               1,495                30,983
                               --------              --------             -------             ---------
                               $116,851              $856,353             $65,276            $1,009,836
                               ========              ========             =======            ==========
   Less amount
        representing
        interest                 24,911
                               --------
   Net obligations under
        capital leases          $91,940
                                =======

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 9. EARNINGS (LOSS) PER SHARE

At June 30, 2000 and 1999 the following potentially dilutive securities were outstanding:

                                            2000                                    1999
                                 Number            Price Range           Number            Price Range
                                                        $                                       $
Employee options                 421,250           .26 - 1.00            109,000           .26 - 1.00
Other options                    313,750           .315 - 1.00           418,750           .315 - 4.12
Warrants                            0                   0                560,000              2.00

NOTE 10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial data is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the selected data have been included.

                                                                                              Earnings
                                                                            Net income          (loss)
                                         Revenues        Gross profit           (loss)       Per Share
                                         --------        ------------           ------       ---------
Year ended June 30, 2000
Quarter ended
     September 30, 1999                 $2,181,781           $546,098        $(44,274)          $(.01)
     December 31, 1999                   2,049,174            379,041        (285,032)           (.06)
     March 31, 2000                      2,364,338            393,650        (327,618)           (.07)
     June 30, 2000                       2,320,142           (59,312)        (472,477)           (.11)
                                        --------------------------------------------------------------
                                        $8,915,435         $1,259,477     $(1,129,401)          $(.25)
                                        ==============================================================

Year ended June 30, 1999
Quarter ended
     September 30, 1998                 $1,761,223           $263,786       $(174,283)          $(.04)
     December 31, 1998                   1,839,329            316,827        (225,004)           (.05)
     March 31, 1999                      2,521,444            639,233           13,012            .004
     June 30, 1999                       2,591,339            700,309           89,690             .02
                                        --------------------------------------------------------------
                                        $8,713,335         $1,920,155       $(296,585)          $(.07)
                                        ==============================================================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 11. FOREIGN OPERATIONS AND MAJOR CUSTOMERS- SEGMENTS

Revenues, income (loss) before taxes, depreciation, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, Italy. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

Revenue                             Sep 30, 1999      Dec 31, 1999    Mar 31, 2000     June 30, 2000          Total
                                    ------------      ------------    ------------     -------------          -----
  United States                     $ 1,704,516      $ 1,547,835      $ 1,764,366      $ 1,775,574      $ 6,792,291
  United Kingdom/West. Europe           477,265          501,340          599,974          627,445        2,206,024
                                    -------------------------------------------------------------------------------
                                    $ 2,181,781      $ 2,049,175      $ 2,364,340      $ 2,403,019      $ 8,998,315
                                    ===============================================================================
Income (loss) before income tax
  United States                     $    57,204      $  (141,844)     $  (174,524)     $  (191,657)     $  (450,821)
  United Kingdom/West. Europe          (101,478)        (139,320)        (149,254)        (276,998)        (677,050)
                                    -------------------------------------------------------------------------------
                                    $   (44,274)     $  (281,164)     $  (323,778)     $  (468,655)     $(1,117,871)
                                    ===============================================================================
Depreciation
  United States                     $    36,415      $    36,977      $    29,860      $    37,452      $   140,704
  United Kingdom/West. Europe            19,672           20,943           17,109           (5,271)          52,453
Amortization-U.S. only                    3,030            3,030            3,030            3,030           12,120
                                    -------------------------------------------------------------------------------
                                    $    59,117      $    60,590      $    49,999      $    (6,758)     $   205,277
                                    ===============================================================================

Revenue                             Sep 30, 1998     Dec 31, 1998     Mar 31, 1999     June 30, 1999          Total
                                    ------------     ------------     ------------     -------------          -----
  United States                     $ 1,207,911      $ 1,205,013      $ 1,642,518      $ 1,756,267      $ 5,811,709
  United Kingdom/West. Europe           558,774          630,018          868,880          843,974        2,901,646
                                    -------------------------------------------------------------------------------
                                    $ 1,766,685      $ 1,835,031      $ 2,511,398      $ 2,600,241      $ 8,713,355
                                    ===============================================================================
Income (loss) before income tax
  United States                     $    16,439      $   (42,966)     $    61,292      $    89,889      $   124,654
  United Kingdom/West. Europe          (270,322)        (180,944)         (44,985)          (3,107)        (499,358)
                                    -------------------------------------------------------------------------------
                                    $  (253,883)     $  (223,910)     $    16,307      $    86,782      $  (374,704)
                                    ===============================================================================
Depreciation
  United States                     $    30,285      $    31,027      $    34,840      $    34,745      $   130,897
  United Kingdom/West. Europe             7,263            8,321            8,196            7,982           31,762
Amortization-U.S. only                    3,030            3,030            3,030            3,030           12,120
                                    -------------------------------------------------------------------------------
                                    $    40,578      $    42,378      $    46,066      $    45,757      $   174,779
                                    ===============================================================================

Identifiable Assets                 June 30, 2000  June 30, 1999
                                    -------------  -------------
  United States                     $ 2,047,825      $ 1,746,463
  United Kingdom/West. Europe           510,864        1,084,951
                                    -----------------------------
                                    $ 2,558,689      $ 2,831,414
                                    =============================

Major Customers
One customer in the United States accounted for 13% of consolidated revenue for fiscal year 2000. No customer in the United Stated or Europe accounted for more than 10% of consolidated revenue in 1999.

NOTE 12: SUBSEQUENT EVENTS:

In September, 2000 Company entered into a one year note payable with a related party for $350,000 due Septmber, 2001. Interest accrues at Prime plus 2% and is due upon maturity.

In September, 2000 Company also entered into a one year convertible note payable with a second related party (Datamatics Technology Ltd.) for $550,000 due September, 2001. Interest at Prime plus 2% and is due upon maturity. The note may be converted into common stock at the conversion price of $.036 / share. During fiscal 2000 and 1999, the Company had purchases from and amounts due to this related party in the approximate amounts of $475,000 and $231,000 and $182,000 and $67,760 respectively.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
        PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The officers and directors of the Company are:

     Name                       Age        Position with Company
     ----                       ---        ---------------------

     Robert W. Forsyth          61         Chairman of the Board of Directors

     Christopher Parker         45         Chief Executive Officer and Director

     Tom W. Olofson             59         Director

     Lee R. Petillon            71         Director

     Pradeep Barthakur          52         Director

     Hans Lindroth              42         Director

     Paul F. Parshley           43         Vice President and Secretary


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

Mr. Olofson was elected to the Company's Board of Directors in November 1991. Mr. Olofson has been Chairman and Chief Executive Officer of EPIQ Systems, Inc. since July 1988. Mr. Olofson also serves as a member of the Board of Directors of various private companies in which he is an investor.

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

Compliance with Section 16(a) of the Exchange Act
The Company believes that during the fiscal year ended June 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation
The following tables set forth, for the fiscal year ended June 30, 2000 the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company, or would have exceeded $100,000 if they had been employed by the Company for the entire year.

                                                          Annual                            Long Term
                                                       Compensation                    Compensation Award
                                                       ------------                    ------------------
                                                                                  Securities
                                                                                  Underlying                 All Other
Name and Principal Position        Year        Salary($)      Bonus($)           Options (#)             Compensation($)
---------------------------        ----        ---------      --------           -----------             ---------------
Christopher Parker
Chief Executive Officer             2000         148,404                            250,000                 11,514
                                    ----
                                    1999         144,385                            190,000
                                    ----

Paul Parshley
Chief Financial Officer             2000         109,361                            100,000
                                    ----
                                    1999          14,350                             20,000
                                    ----

Stock Options Issued
Mr. Parker was issued 110,000 options and Mr. Parshley was issued 80,000 shares in connection with the Company's Employee Stock Option Plan.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

                              Number of Securities        % of Total Options/SARs    Exercise or
                              Underlying Options/           Granted to Employees         Base
          Name                   SARs Granted                 in Fiscal Year         Price ($/sh)     Expiration Date
-----------------------          ------------                 --------------         ------------     ---------------
Christopher Parker                   110,000                        29.3                  .313          Jun. 13, 2005

Paul F. Parshley                     80,000                         21.3                  .313          Jun. 13, 2005

Stock Options Exercised
During the year ended June 30, 2000 no stock options were exercised by the named executives and no stock options previously awarded were repriced. The following table sets forth, as of June 30, 2000 the exercisable and unexercisable portions of stock options held by the named executives.

                                                                             Number of Securities Underlying
                                                                        Unexercised Options at Fiscal Year End (#)
                               Shares Acquired         Value            ------------------------------------------
Name                           on Exercise ($)       Realized ($)           Exercisable            Unexercisable
----                           ---------------       ------------           -----------            -------------
Christopher Parker                   -                    -                   102,000                  148,000

Paul F. Parshley                     -                    -                   24,000                    76,000

As of June 30, 2000 there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executives.

Long-Term Incentive Plan Awards
The Company has no Long-term Incentive Plan Awards currently in effect.

Compensation of Directors
Outside directors receive compensation of $1,000 per quarter plus $750 per day and actual expenses to attend regular meetings. The Chairman of the Board of Directors receives $9,000 per quarter, plus actual expenses to attend regular meetings.

Employment Contracts
The Company has entered into an agreement with Mr. Parker to serve the Company as Chief Executive Officer. The contract expires June 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth, as of September 12, 2000 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.

          NAME AND ADDRESS                            NO. OF SHARES        PERCENT OWNED(1)
          ----------------                            -------------        ----------------
          Robert W. Forsyth (2)
          3568 Fair Oaks Way
          Longboat Key, FL 34228                         25,000                   *

          Christopher Parker (3)                        120,563                  2.6
          1338 Sundial Drive
          Reston, VA 20194

          Lee R. Petillon (4)
          21515 Hawthorne Blvd., #1260
          Torrance, CA  90503                            52,500                  1.2

          Tom W. Olofson (5)
          501 Kansas Ave
          Kansas City, KS  66105                        222,250                  4.9

          Richard P. Kiphart (6)
          222 West Adams
          Chicago, IL 60603                             386,446                  8.6

          Domain Foundation (7)
          Heiligbreug 6
          PostBach 484, Flando Vadug
          Lichtenstein                                3,039,896                 54.9

          Pradeep Barthakur (8)
          26 Derby Lane
          Tyngsboro, MA 01879                           205,250                  4.5

          Hans Lindroth (9)
          Odelbergs V9                                   15,000                   *
          134 40 GUSTAVBERG
          Sweden

          All Directors and Officers                    684,802                 14.4
          as a Group (7 persons)

          * Less than one percent (1%)

(1) Based on 4,515,747 shares outstanding on September 8, 2000.

(2) The shares beneficially owned by Mr.Forsyth consist of 15,000 shares pursuant to vested stock options and 10,000 shares owned directly.

(3) The shares held by Mr. Parker consist of 18,563 shares owned directly and vested options to purchase 102,000 shares.

(4) The shares beneficially owned by Mr. Petillon consist of 28,500 shares pursuant to vested stock options, 14,000 shares owned directly by Mr. Petillon and 10,000 shares owned by Petillon & Hansen , of which Mr. Petillon is a partner.

(5) The shares beneficially owned by Mr. Olofson consist of 191,500 shares owned directly and vested options to purchase 30,750 shares.

(6) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 350,686 shares owned directly and 35,760 shares held in total by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(7) In a Schedule 13D dated September 25, 2000, Domain Foundation, an enterprise foundation created under the laws of Lichtenstein ("Domain"), and certain subsidiaries of Domain, reported sole dispositive and voting power over 2,972,139 shares of common stock and shared dispositive and voting power over 69,035 shares of common stock. Includes 1,753,174 shares of common stock held by Tallard Infologix N. V. ("Tallard"), 265,000 shares of common stock held by Maida Vale Limited ("Maida Vale") and 1,021,722 shares of common stock issuable upon the conversion of a convertible promissory note and its accrued interest thereon through September 12, 2000 held by Maida Vale. Tallard and Maida Vale are indirect subsidiaries of Domain.

(8) The shares held by Mr. Barthakur consist of 185,000 shares owned directly and vested rights to purchase 20,250 shares pursuant to stock options.

(9) The shares held by Mr. Lindroth consist of vested options to purchase 15,000 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

         Exhibit
         Number
         -------

           21    Subsidiaries of the registrant (also disclosed on page 2 in
                 Item 1 of this 10-KSB)
           27    Financial Data Schedule (page 45 of this 10-KSB)

      In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

      Exhibit No.   Description                                         Filed as Exhibit:
      ----------    -----------                                         -----------------
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


         10.1       Stock Purchase Agreement between Saztec             10 to Form 8-K dated October 5, 1994
                    International, Inc., and Tallard B.V.

         10.2       Agreement dated January 9, 1995 between Saztec      10 to Form 10-Q for the Quarter
                    International, Inc., the Meyerson Group and         ended December 31, 1994
                    the Placement Warrant Holders

         10.3       The rescission of the purchase of CFL, Ltd.         2 to Form 8-K dated February 17, 1993
                    common stock

         10.4       Loan Agreement between Tallard B.V. and Saztec      10 to Form 8-K dated February 19,
                    Europe, Ltd.                                        1993

         10.5       Conversion Agreement dated December 31, 1993        10 to Form 8-K dated December 31,
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

Dated: September 28, 2000


     SAZTEC INTERNATIONAL, INC.
     --------------------------

     By:       /s/ Robert W. Forsyth
         ----------------------------------------
               Robert W. Forsyth
               Chairman of the Board and Director

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

        Signature                      Capacity
        ---------                      --------

        /s/ Robert W. Forsyth          Chairman of the Board and Director
        ---------------------
        Robert W. Forsyth

        /s/Christopher Parker          Chief Executive Officer and Director
        ---------------------
        Christopher Parker

        /s/ Paul F. Parshley           Vice President of Finance and Secretary
        --------------------
        Paul F. Parshley

        /s/ Tom W. Olofson             Director
        ------------------
        Tom W. Olofson

        /s/ Lee R. Petillon            Director
        -------------------
        Lee R. Petillon

        /s/ Pradeep Barthakur          Director
        ---------------------
        Pradeep Barthakur

        /s/ Hans Lindroth              Director
        -----------------
        Hans Lindroth

                                  EXHIBIT INDEX

EXHIBIT                DESCRIPTION
------------------     -------------------------

21                     List of Subsidiaries
27                     Financial Data Schedule