Form 10-Q
period 2000-09-30
SAZTEC INTERNATIONAL INC
filed 2000-11-13
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

                         Commission File Number 0-15353

                          ----------------------------
                           SAZTEC INTERNATIONAL, INC.

                California                              33-0178457
      (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification Number)

               900 Middlesex Tpk., Billerica, Massachusetts 01821
                     (Address of Principal Executive Office)

                                  978-901-9600
                         (Registrant's Telephone Number)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock at November 10, 2000, was 5,549,928 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000

                                    CONTENTS

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations -
            Three months ended September 30, 2000 and 1999                 3

         Consolidated Balance Sheets - September 30, 2000
            and June 30, 2000                                              4

         Consolidated Statement of Changes in Stockholders'
            Equity - September 30, 2000                                    5

         Consolidated Statements of Cash Flows -
            Three months ended September 30, 2000 and 1999               6 - 7

         Notes to Consolidated Financial Statements -
            September 30, 2000 and 1999                                  8 - 9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10 - 11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  12

Item 2. Changes in Securities                                              12

Item 3. Defaults Upon Senior Securities                                    12

Item 4. Submission of Matters to a Vote of Security Holders                12

Item 5. Other Information                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   12

Signatures                                                                 13

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                      2000            1999
                                                   -----------     -----------
Revenues                                           $ 1,851,132     $ 2,181,781

Cost of services                                     1,574,106       1,635,683
                                                   -----------     -----------
Gross profit                                           277,026         546,098

Selling and administrative expense                     451,997         579,508
                                                   -----------     -----------
Loss from operations                                  (174,971)        (33,410)

Interest expense                                        36,571          10,864

Loss before provision for income taxes                (211,542)        (44,274)

Income taxes                                                --              --
                                                   -----------     -----------
Net loss applicable to common stockholders         $  (211,542)    $   (44,274)
                                                   ===========     ===========
(Loss) per share of common stock:
Basic and diluted net loss applicable to common
      stockholders                                 $     (.047)    $      (.01)
                                                   ===========     ===========
Weighted average number of shares                    4,515,747       4,461,121
                                                   ===========     ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                     ASSETS
                                                             September 30,       June 30,
                                                                  2000             2000
                                                              ------------     ------------
                                                                Unaudited         Audited
                                                              ------------     ------------
Current assets
Cash and cash equivalents                                     $    213,963     $    484,294
Restricted cash                                                     27,230           27,230
Accounts receivable, less allowance for doubtful
      accounts of  $42,014 at September 30, 2000
      and $42,911 at June 30, 2000                               1,298,644        1,442,136
Work in process                                                     40,206            6,909
Prepaid expenses and other current assets                          158,597          119,765
                                                              -----------------------------
Total current assets                                             1,738,640        2,080,334

Property and equipment, net                                        220,278          306,440

Other assets
Goodwill and other intangible assets, less
      accumulated amortization of $102,992 at
      September 30, 2000 and $99,962 at June 30, 2000              122,370          125,400
Deposits and other assets                                           89,738           46,515
                                                              -----------------------------
Total assets                                                  $  2,171,026     $  2,558,689
                                                              =============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of Credit                                                $    541,728     $    545,998
Convertible note payable                                           500,000          500,000
Current portion of long-term debt and capital lease
      obligations                                                   50,572           89,102
Accounts payable                                                 1,096,596        1,065,817
Accrued liabilities                                                363,761          517,990
Customer deposits                                                   65,122           75,653
                                                              -----------------------------
Total current liabilities                                        2,617,779        2,794,560

Long-term debt and capital lease obligations less
      current portion                                               42,134           57,186

Stockholders' equity
Preferred stock-no par value;  1,000,000 shares
      authorized; no shares issued                                      --               --
Common stock-no par value;  10,000,000 shares
      authorized; 4,469,371 and 4,515,747 shares
      issued and outstanding at  June  30, 2000
      and September 30, 2000                                    12,450,675       12,435,975
Contributed capital                                                 14,498           14,498
Accumulated deficit                                            (12,850,829)     (12,639,287)
Other comprehensive income                                        (103,231)        (104,243)
                                                              -----------------------------
Total stockholders' equity                                        (488,887)        (293,057)
                                                              -----------------------------
Total liabilities and stockholders' equity                    $  2,171,026     $  2,558,689
                                                              =============================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2000

                                         Common Stock
                                 -----------------------------                                       Cumulative
                                  Number of                        Contributed     Accumulated      Translation
                                    Shares           Amount          Capital         Deficit        Adjustment
                                 ------------     ------------    ------------    -------------    ------------
Balance at June 30, 2000            4,469,371     $ 12,435,975    $     14,498    $(12,639,287)    $   (104,243)
Stock issued pursuant to
Employee options and grants            46,376     $     14,700
Net loss                                                                              (211,542)
Translation adjustment                                                                                    1,012
                                 ------------------------------------------------------------------------------
Balance at September 30, 2000       4,515,747     $ 12,450,675    $     14,498    $(12,850,829)    $   (103,231)
                                 ==============================================================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

Increase (decrease) in cash                                            2000            1999
                                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                                           $  (211,542)    $   (44,274)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                         3,071          59,117
   Provision for (recovery of) bad debts                                  (897)         11,749

Changes in assets and liabilities:
   Accounts receivable                                                 144,388        (115,394)
   Work in process                                                     (33,297)        (84,131)
   Prepaid expenses and other current assets                           (43,123)         (9,478)
   Deposits and other assets                                           (43,223)            332
   Accounts payable                                                     30,779          53,924
   Accrued liabilities                                                (154,230)       (203,181)
   Customer deposits and non-current accrued expenses                  (10,531)        (86,832)
                                                                   ---------------------------
Net cash used in operating activities                                 (318,606)       (418,168)
                                                                   ---------------------------
Cash flows from investing activities:
   Disposals (additions) to property and equipment net                  86,121         (22,575)
   Payments received on notes receivable                                 4,291           2,138
                                                                   ---------------------------
Net cash provided by (used by) investing activities                     90,412         (20,437)
                                                                   ---------------------------
Cash flows from financing activities:
   Principal payments on debt and capital lease
       Obligations                                                     (53,581)        (22,038)
   Borrowings on revolving credit line                               1,576,450       1,751,487
   Payments on revolving credit line                                (1,580,720)     (1,423,195)
   Issuance of common stock issue                                       14,700
                                                                   ---------------------------
Net cash (used in) provided by financing activities                    (43,151)        306,254
                                                                   ---------------------------
Effect of exchange rate changes on cash                                  1,014           9,248
                                                                   ---------------------------
Net increase (decrease) in cash and cash equivalents                  (270,331)       (123,103)

Cash and cash equivalents at beginning of period                       484,294         338,088
                                                                   ---------------------------
Cash and cash equivalents at end of period                         $   213,963     $   214,985
                                                                   ===========================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                           2000       1999
                                                                         -------    -------
Supplemental schedule of non-cash investing and financing activities:

Financed purchases of property and equipment through notes payable       $     0    $     0
                                                                         ==================
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                            $22,196    $14,957
                                                                         ==================
     Income taxes                                                        $     0    $     0
                                                                         ==================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

NOTE 1. COMMON STOCK

Per a resolution adopted by the Board of Directors, the Company issued on July 19, 2000, 46,376 shares of common stock in lieu of compensation in the amount of $14,700 to certain key employees. The price used for calculation of the shares was based on the average of close price for the 30 day period prior to June 14, 2000, which calculated to $.317/share

NOTE 3. FOREIGN OPERATIONS AND MAJOR CUSTOMERS-SEGMENTS

Revenue, loss before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, and Italy. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                              Quarter Ended September 30,
                                               2000                 1999
                                            -----------          -----------
   Revenue
     United States                          $ 1,488,873          $ 1,704,516
     United Kingdom/Western Europe*             362,259              477,265
                                            -----------          -----------
                                            $ 1,851,132          $ 2,181,781
                                            ===========          ===========
   Income (loss) before income taxes
     United States                          $  (286,492)         $    57,204
     United Kingdom/Western Europe               74,950             (101,478)
                                            -----------          -----------
                                            $  (211,542)         $   (44,274)
                                            ===========          ===========
   Depreciation
     United States                          $    36,268          $    36,415
     United Kingdom/Western Europe              (36,227)              19,672
   Amortization-U.S. only                         3,030                3,030
                                            -----------          -----------
                                            $     3,071          $    59,117
                                            ===========          ===========

   Identifiable Assets                  September 30, 2000   September 30, 1999
                                        ------------------   ------------------
     United States                          $ 1,631,164          $ 1,959,653
     United Kingdom                             539,862              906,900
                                            -----------          -----------
                                            $ 2,171,026          $ 2,866,553
                                            ===========          ===========

* Adjusted for intercompany revenue

NOTE 4. LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period which totaled 4,515,747 and 4,461,121 for the quarters ended September 30, 2000, and 1999, respectively.

NOTE 5. SUBSEQUENT EVENTS:

In October, 2000, the Company entered into a one-year note payable with a related party for $350,000 due October, 2001. Interest accrues at Prime plus 2% and is due upon maturity.

In October, 2000, the Company also entered into a one-year convertible note payable with a second related party (Datamatics Technology Ltd.) for $550,000 due October, 2001. Interest accrues at Prime plus 2% and is due upon maturity. The note may be converted into common stock at the conversion price of $0.36/share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue for the three months ended September 30, 2000 decreased 15.2% to $1,851,132 from $2,181,781 for the quarter ended September 30, 1999. U.S. revenue for the quarter decreased 12.6% and European revenue decreased 3.5% compared to the prior year first quarter. The decrease in the US revenue was mainly in the general data conversion service area of the business. Resume processing remained steady. The company reorganized its business in the US and Europe to move to an `outsource' business model to overcome capacity limitations which limited growth and hampered the introduction of more effective workflow methods. Saztec recently announced that Datamatics Technologies Limited, a premier information technology and knowledge management provider, based in Mumbai, India, has increased its investment in Saztec. This recent event will enable a tighter coupling of the Saztec and Datamatics capabilities to provide end-to-end knowledge management solutions.

Loss before taxes of $(211,542) increased $167,268 as compared with $(44,274) in the prior year. U.S. Income before taxes decreased $343,696 to $(286,492), while Europe Income improved to $74,950 as compared to a loss of $(101,478) for the period the previous year. Gross profit for the quarter of $277,026 was $269,072 lower and gross margin percentage of 15% was 40% lower than results from the first quarter of the prior year. Although the headcount was reduced, both in Europe and the US, other costs were incurred in technology development to aid the transition process.

Selling and administrative (S&A) expenses for the current year quarter decreased $127,511 to $451,997 from $579,508 for the same period in the prior year. As a percentage of revenues, S&A decreased to 24.4% from the 26.6% ratio of the prior year period.

Capital Resources and Liquidity

At September 30, 2000 the Company had borrowed $541,728 under its revolving credit agreement which allows for borrowings of $800,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.5% (12.00 % at September 30, 2000). The credit agreement is collateralized by substantially all domestic assets of the Company, including the stock of subsidiaries. The revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement was from June 22, 1999 to June 21, 2000, and was renewed for a one-year period until June 21, 2001. Maximum borrowing under the agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $800,000. The Company is in compliance with covenants contained in the renewed agreement.

On June 30, 2000 the Company executed a convertible promissory note agreement with Maida Vale Ltd, a subsidiary owned indirectly by Domain Foundation, a major shareholder, in the amount of $500,000 payable with interest due on June 29, 2001. The note agreement provides for simple interest at the prime lending rate plus 2.0%. The note may be converted to shares of Saztec common stock at the holders request at any time during the term of the note at an exchange rate calculated at $.50 per share for the outstanding principle and interest at the time of the conversion. This note along with accumulated interest was converted into common stock on October 18, 2000. The total amount due and converted was $517,090.50 or 1,034,181 shares.

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

                           SAZTEC INTERNATIONAL, INC.
                         SEPTEMBER 30, 2000 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On October 19, 2000 at a regular meeting of the board of directors of the company, the following individuals were elected to fill vacant board seats until the next annual meeting of shareholders and until their successors are duly elected and qualified:

      Dr. Lalit S. Kanodia
      Vidur Bhogilal

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

Dated: November 14, 2000

       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)

 By: /S/ Christopher Parker
    --------------------------------
     Christopher Parker
     President and CEO

                                  EXHIBIT INDEX

EXHIBIT NUMBER        EXHIBIT DESCRIPTION
--------------        -------------------
     27               Financial Data Schedule