Form 10QSB
period 2000-12-31
SAZTEC INTERNATIONAL INC
filed 2001-02-14
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2000

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



                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___





The number of shares outstanding of registrant's Common Stock at February 14, 2001, was 5,549,928 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 2000


                                    CONTENTS
                                    --------

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements:

         Consolidated Statements of Operations -
            Three months ended December 31, 2000 and 1999                   3

         Consolidated Statements of Operations -
            Six months ended December 31, 2000 and 1999                     4

         Consolidated Balance Sheets - December 31, 2000 and
            June 30, 2000                                                   5

         Consolidated Statement of Changes in Stockholders' Equity -
              December 31, 2000                                             6

         Consolidated Statements of Cash Flows -
            Six months ended  December 31, 2000 and 1999                  7 - 8

         Notes to Consolidated Financial Statements - December 31,
            2000 and 1999                                                 9 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11 - 12


PART II - OTHER INFORMATION
- ---------------------------

Item 1. Legal Proceedings                                                  13

Item 2. Changes in Securities                                              13

Item 3. Defaults Upon Senior Securities                                    13

Item 4. Submission of Matters to a Vote of Security Holders                13

Item 5. Other Information                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                 14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                                         2000                1999
                                                                         ----                ----
  Revenues                                                         $1,506,398          $1,547,835

  Cost of services                                                  1,192,922           1,179,364
                                                             ------------------  ------------------

  Gross profit                                                        313,476             368,471

  Selling and administrative expense                                  585,261             495,456
                                                             ------------------  ------------------

  Loss from operations                                               (271,785)           (126,985)

  Interest expense                                                     42,457              14,858
                                                             ------------------  ------------------

  Loss before provision for income taxes                             (314,242)           (141,843)

  Income taxes                                                              -               3,867
                                                             ------------------  ------------------

  Net loss from continuing operations                               $(314,242)           (145,710)
                                                             ------------------  ------------------

  Discontinue Operation

     Loss from discontinued segment before taxes                      (54,780)           (139,322)

     Applicable Tax Expense                                                 -                   -
                                                             ------------------  ------------------

  Net Loss                                                          $(369,022)          $(285,032)
                                                             ==================  ==================

  Net Loss per share basic and diluted
     from continuing operations                                         $(.06)              $(.03)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  5,356,729           4,461,121
                                                             ==================  ==================
  Net Loss per share basic and diluted
     from discontinued operations                                       $(.01)              $(.03)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  5,356,729           4,461,121
                                                             ==================  ==================

  Net Loss per share basic and diluted                                  $(.07)              $(.06)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  5,356,729           4,461,121
                                                             ==================  ==================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                                         2000                1999
                                                                         ----                ----
  Revenues                                                         $2,995,271          $3,252,351

  Cost of services                                                  2,604,836           2,399,274
                                                             ------------------  ------------------

  Gross profit                                                        390,435             853,077

  Selling and administrative expense                                  921,245             909,609
                                                             ------------------  ------------------

  Loss from operations                                               (530,810)            (56,532)

  Interest expense                                                     69,924              28,107
                                                             ------------------  ------------------

  Loss before provision for income taxes                             (600,734)            (84,639)

  Income taxes                                                              -               3,867
                                                             ------------------  ------------------

  Net loss from continuing operations                                (600,734)            (88,506)
                                                             ------------------  ------------------

  Discontinue Operation

     Income (Loss) from discontinued segment before taxes
                                                                       20,170           (240,799)

     Applicable Tax Expense                                                 -                   -
                                                             ------------------  ------------------

  Net Loss                                                         $(580,564)          $(329,305)
                                                             ==================  ==================

  Net Loss per share basic and diluted
     from continuing operations                                        $(.12)              $(.02)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  4,929,379           4,461,121
                                                             ==================  ==================
  Net Income (Loss) per share basic and diluted
     from discontinued operations                                       $.004              $(.05)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  4,929,379           4,461,121
                                                             ==================  ==================

  Net Loss per share basic and diluted                                 $(.12)              $(.07)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  4,929,379           4,461,121
                                                             ==================  ==================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2000

                                     ASSETS

                                                                                       December 31, 2000       June 30, 2000
                                                                                       -----------------       -------------
                                                                                             Unaudited                Audited
                                                                                             ---------                -------
Current assets

Cash and cash equivalents                                                                       $687,948             $484,294
Restricted cash                                                                                   27,230               27,230
Accounts receivable, less allowance for doubtful accounts of  $42,911 at
      June 30, 2000 and $43,476 at December 31, 2000                                           1,340,469            1,442,136
Work in process                                                                                   44,648                6,909
Prepaid expenses and other current assets                                                        110,235              119,765
                                                                                   ---------------------------------------------
Total current assets                                                                           2,210,530            2,080,334

Property and equipment, net                                                                      214,689              306,440

Other assets

Goodwill and other intangible assets, less accumulated amortization  of
      $106,022 at December 31, 2000 and $99,962 at June 30, 2000                                 119,340              125,400
Deposits and other assets                                                                         79,954               46,515
                                                                                   ---------------------------------------------
Total assets                                                                                  $2,624,513           $2,558,689
                                                                                   =============================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Line of Credit                                                                                  $381,212             $545,998
Convertible note payable                                                                         900,000              500,000
Current portion of long-term debt and capital lease obligations                                   48,184               89,102
Accounts payable                                                                               1,082,908            1,065,817
Accrued liabilities                                                                              423,561              517,990
Customer deposits                                                                                 66,055               75,653
                                                                                  ----------------------------------------------
Total current liabilities                                                                      2,901,920            2,794,560

Long-term debt and capital lease obligations less current portion                                 62,684               57,186

Stockholders' equity

Preferred stock-no par value;  1,000,000 shares authorized; no shares issued
Common stock-no par value; 10,000,000 shares authorized; 4,469,371 and 5,549,928 shares issued and outstanding at June 30, 2000 and
December 31, 2000                                                                             12,967,766           12,435,975
Contributed capital                                                                               14,498               14,498
Accumulated deficit                                                                          (13,219,851)         (12,639,287)
Other comprehensive income                                                                      (102,504)            (104,243)
                                                                                  ----------------------------------------------
Total stockholders' equity                                                                      (340,091)            (293,057)
                                                                                  ----------------------------------------------
Total liabilities and stockholders' equity                                                    $2,624,513           $2,558,689
                                                                                  ==============================================


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                DECEMBER 31, 2000

                                           Common Stock
                                           ------------
                                                                                                              Cumulative
                                                                                                              ----------
                                       Number of                         Contributed      Accumulated        Translation
                                       ---------                         -----------      -----------        -----------
                                          Shares          Amount             Capital          Deficit         Adjustment
                                          ------          ------             -------          -------         ----------
Balance at June 30, 2000                 4,469,371   $12,435,975           $14,498      $(12,639,287)         $(104,243)
 Stock issued pursuant to
 Employee options and grants                46,376       $14,700
 Coversion of Note Payable               1,034,181      $517,091
Net loss                                                                                    (580,564)
Translation adjustment                                                                                            1,739
                                 -----------------------------------------------------------------------------------------

Balance at December 31, 2000             5,549,928   $12,967,766           $14,498      $(13,219,851)         $(102,504)
                                 =========================================================================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

Increase (decrease) in cash                                                    2000              1999
                                                                               ----              ----
Cash flows from operating activities:
Net loss                                                                     $(580,564)          $(329,305)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 60,497            114,007
   Provision for bad debts                                                          565                  0
Changes in assets and liabilities:
   Accounts receivable                                                          101,102            498,819
    Cost in excess of billings                                                        0            (43,392)
   Work in process                                                              (37,738)          (327,035)
   Prepaid expenses and other current assets                                     (3,539)           (62,347)
   Deposits and other assets                                                    (33,439)             6,243
   Accounts payable                                                              17,090            374,403
   Accrued liabilities                                                          (94,430)          (200,461)
   Customer deposits and non-current accrued expenses                            (9,598)          (129,780)

                                                                        ------------------------------------
Net cash used in operating activities                                          (580,054)           (98,848)
                                                                        ------------------------------------

Cash flows from investing activities:
   Disposals (additions) to property and equipment net                           37,316           (30,042)
   Payments received on notes receivable                                         13,069                  0
                                                                        ------------------------------------
Net cash provided by (used by) investing activities                              50,385           (30,042)
                                                                        ------------------------------------

Cash flows from financing activities:
   Borrowings on notes payable                                                2,855,817          3,712,629
   Payments on notes payable                                                 (3,020,604)        (3,630,894)
   Payments on capital lease obligations                                        (35,420)           (52,395)
   Covertible debt proceeds                                                     400,000                  -
   Issuance of common stock                                                     531,791                  -
                                                                        ------------------------------------
Net cash provided by financing activities                                       731,584             29,340
                                                                        ------------------------------------

Effect of exchange rate changes on cash                                           1,739              7,807
                                                                        ------------------------------------

Net increase (decrease) in cash and cash equivalents                            203,654            (91,743)

Cash and cash equivalents at beginning of period                                484,294            338,089
                                                                        ------------------------------------

Cash and cash equivalents at end of period                                     $687,948           $246,346
                                                                        ====================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (Unaudited)

                                                                                         2000           1999
                                                                                         ----           ----
  Supplemental schedule of non-cash investing and financing activities:

  Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                       $39,884        $31,788
                                                                                 =============================
        Income taxes                                                                        -         $3,867
                                                                                 =============================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

NOTE 2.  COMMON STOCK

On October 18, 2000, Maida Vale Limited holder of a Convertible Note amounting to $500,000 with an unpaid accrued interest amount of $17,090.28 exercised its option to convert. The Note provided for conversion of the principal amount and unpaid interest into common stock at a conversion price of $0.50 per common stock. Maida Vale Limited was issued 1,034,181 shares of common stock as on the exercise date.

NOTE 3.  FOREIGN OPERATIONS AND MAJOR CUSTOMERS-SEGMENTS

Revenue, loss before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, and Italy. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                                               6 Months Ended December 31,
                                                                     2000                      1999
                                                                     ----                      ----
   Revenue
     United States                                             $2,995,274                $3,252,351
     United Kingdom/Western Europe*                               585,115                   978,605
                                                   ---------------------------------------------------
                                                               $3,580,389                $4,230,956
                                                   ===================================================
   Income (loss) before income taxes
     United States                                              $(600,735)                 $(84,640)
     United Kingdom/Western Europe                                 20,171                  (240,798)
                                                   ---------------------------------------------------
                                                                $(580,564)                $(325,438)
                                                   ===================================================
   Depreciation

     United States                                                $63,465                   $73,392
     United Kingdom/Western Europe                                 (9,028)                   40,615
   Amortization-U.S. only                                           6,060                     6,060
                                                   ---------------------------------------------------
                                                                  $60,497                  $120,067
                                                   ===================================================

   Identifiable Assets                                  December 31, 2000         December 31, 1999
                                                        -----------------         -----------------
     United States                                             $2,228,734                $2,578,443
     United Kingdom                                               395,779                 1,136,547
                                                   ---------------------------------------------------
                                                               $2,624,513                $3,714,990
                                                   ===================================================
    * Adjusted for intercompany revenue

NOTE 4.  LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period which totaled 5,356,729 and 4,461,121 for the three month period ended December 31, 2000, and 1999, and 4,929,379 and 4,461,121 for the six months period ended December 31, 2000 respectively.

NOTE 5.  SUBSEQUENT EVENTS:

On January 26, 2001 Saztec Europe Limited a wholly owned subsidiary of Saztec International Inc. filed a petition for liquidation under section 122 (a) of the Insolvency Act 1986 U.K. It had been determined that the Company's long term business model in Europe would not be profitable based on market conditions for our services. This decision will enable the Company to focus in on its core business of delivering high quality data conversion and image processing services with resources and distribution efforts focused on major enterprises and partners in the U.S. marketplace. Accordingly the Company, for all periods presented, reports Saztec Europe as a discontinued segment.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenue for the six months ended December 31, 2000, decreased to $2,995,271 from $3,252,351 for the six months ended December 31, 1999, a decreased of $257,080 or 7.9%. Revenue for the quarter ended December 31, 2000 at $1,506,398 was down $41,437 from the $1,547,835 earned for the quarter ended December 31, 1999.

Gross profit for the six months ended December 31, 2000 decreased $462,642 from the prior year period to 13.04% of sales, compared to 26.2% of sales for the same period of 1999. Gross profit for the quarter ended December 31, 2000 was 20.81% of sales compared to 23.81% in the same period last year.

Selling, and administrative expenses (S&A) for the six month period increased $11,636 to $921,245 (30.8% of sales) from $909,609 (27.8% of sales) for the same period last year. For the quarter ended December 31, 2000 S&A increased to $585,261 (38.85% of sales) from $495,456 (32.01% of sales) in the prior year quarter.

Loss from continuing operations before income taxes was $(600,734) for the six months ended December 31, 2000 compared to $(88,506) for the six months ended December 31, 1999. Income from discontinued operations for the six months ended December 31, 2000 was $20,170 compared to a loss of $(240,799) for the same period the prior year. Net Loss for the six months ended December 31, 2000 was $(580,564) compared to $(329,305) for the six months ended December 31, 1999.

Cash Flow increased $203,654 for the six months ended December 31, 2000 compared to a decrease of $91,743 for the same period the prior year. Net cash from operating activities decreased $580,054, and net cash from investing activities increased $50,380. Cash flow from financing activities of $731,589 and effect of exchange rate changes of $1,739 make up the balance of the change.

The Company has appointed a new President and Chief Executive Officer Richard J. Orlando effective December 13, 2000. Mr. Orlando brings with him 25 years of experience in the Information Technology business and abundant expertise in the areas of sales, marketing, business development and operations. Prior to joining the company, he worked with major corporations including Wang, Data General and CMGI.

Through the enhanced investment of Datamatics Technologies Ltd., the company has established a strategic relationship which will enable leveraging its strengths for providing value added services focusing on U.S. enterprises. Datamatics is a leader in the global outsourcing business with 2000 employees and clients in more than 50 countries. Through access to Datamatics high quality standards, mature methodology and processes, Saztec better positions itself as a provider of complete knowledge management and image processing solutions.

Capital Resources and Liquidity

At December 31, 2000 the Company had borrowed $381,212 under its revolving credit agreement which allows for borrowings of $800,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.5% (12.00 % at December 31, 2000). The credit agreement is collateralized by substantially all domestic assets of the Company, including the stock of subsidiaries. The revolving credit agreement is intended to be a continuing agreement and shall remain in full effect for an initial term of one year and for any renewal term of one year unless terminated by either party within 30 days prior to the end of any such period. The initial term of the revolving credit agreement was from June 22, 1999 to June 21, 2000, and was renewed for a one-year period until June 21, 2001. Maximum borrowing under the agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $800,000.

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

                           SAZTEC INTERNATIONAL, INC.
                          DECEMBER 31, 2000 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Changes in Securities

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On December 12, 2000, Christopher Parker left the Company as President and CEO.

On December 13, 2000, Richard J. Orlando joined the Company as President and Chief Executive Officer.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed by attachment to this Form 10-QSB:

Exhibit
Number                Description of Exhibit                               Page
- ------                ----------- -- -------                               ----
    27                Financial Data Schedule                               14

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: February 14, 2001

       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)


 By:    /s/ Richard J. Orlando
     -------------------------------
       Richard J. Orlando
       President and CEO

                           SAZTEC INTERNATIONAL, INC.
                        FORM 10-QSB FOR DECEMBER 31, 2000
                               Reports on Form 8-K


8-K dated November 02, 2000

Item 1.  Changes in Control of Registrant.

On October 18, 2000, Datamatics Technologies Limited ("Datamatics") concluded the purchase of an aggregate of 2,018,174 shares of common stock of Saztec International, Inc. ("the Company"), at a purchase price of $0.47 per share ($948,542 in the aggregate) from Tallard Infologix, N.V., a Netherland corporation ("Infologix"), a wholly-owned subsidiary of Tallard, B.V., and from Maida Vale Limited, a British Virgin Islands company ("Maida Vale"). Maida Vale is an affiliate of Infologix. For further information concerning the relationship between Infologix and Maida Vale and other parties that may be deemed to control, or that constitute affiliates of, Infologix and Maida Vale, see Amendment No. 7 to Schedule 13D filed October 26, 2000, by such parties with respect to their ownership of stock in the Company. The purchase was made pursuant to a Stock Purchase Agreement dated as of September 12, 2000, by and among Datamatics, Infologix and Maida Vale (the "Stock Purchase Agreement").

Under a separate Voting Agreement dated as of September 12, 2000, and effective as of the closing of the Stock Purchase Agreement between Datamatics, Infologix and Maida Vale (the "Voting Agreement"), Infologix and Maida Vale have agreed that Maida Vale will be obligated to vote such shares of the Company as they may own, for a period of two years from the date of the Voting Agreement, in accordance with Datamatics' instructions as to the election of directors nominated by Datamatics. Under the Voting Agreement, Datamatics will be obligated to vote all of the shares of Common Stock it holds, for a period of two years from the date of the Voting Agreement, in accordance with Maida Vale's instructions as to the election of one director nominated by Maida Vale. In addition, the Voting Agreement will require Maida Vale to vote all of its shares of Common Stock in accordance with Datamatics' instructions, for a period of two years from the date of the Voting Agreement, in the case of the following potential transactions that require shareholder votes to be taken: (i) sale of all or substantially all of the Company's assets; (ii) the acquisition of the Company by another corporation or entity by consolidation, merger or other reorganization in which the holders of the Company's outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than fifty percent (50%) of the voting power of the corporation or other entity surviving such transaction, or any other consolidation, merger or other reorganization involving the Company; (iii) the liquidation, dissolution, winding-up or similar transaction of the Company; (iv) the amendment or proposed amendment of the articles of incorporation or bylaws of the Company, provided that such amendment or proposed amendment does not adversely affect the rights of Infologix or Maida Vale; (v) the reincorporation of the Company in a jurisdiction other than California; and (vi) any matter relating to the Company's European operations.

Under the Stock Purchase Agreement, Datamatics made a commitment to loan to the Company within seven days of the closing of the Stock Purchase Agreement, not less than $550,000 to finance the Company's anticipated working capital needs. The $550,000 loan to the Company from Datamatics was made on October 3, 2000, pursuant to a convertible promissory note due September 25, 2001, the terms of which permit Datamatics to acquire upon conversion that number of shares of common stock of the Company as is equal to the quotient of a fraction, the numerator of which is the balance of principal and unpaid interest, and the denominator of which is a conversion price of thirty-six cents ($0.36) per share. As a result Datamatics has the right at any time to convert the note into shares of common stock of the Company. The conversion rate would result in the issuance of 1,527,777 shares being issued to Datamatics upon conversion of the full principal amount of the note. Additional shares would be issuable upon conversion of the amount owed from time to time under the note for accrued and unpaid interest, which accrues under the terms of the note at a variable rate equal to 2% above the prime rate as published from time to time in the Wall Street Journal "Money Rates" column. If the convertible note held by Datamatics were held and converted immediately prior to maturity, an additional 152,778 shares would be issuable on conversion of the accrued and unpaid interest based upon an assumed interest rate of 10% per annum from the date of issuance until maturity. The effective rate of interest on the convertible note as of the date of this filing was 11.5%.

Pursuant to the Stock Purchase Agreement, Maida Vale acquired 1,034,181 shares of common stock of the Company on October 18, 2000, upon conversion of a convertible promissory note in the principal amount of $500,000 issued in June 2000 by the Company to Maida Vale. As a result of (i) the purchase by Datamatics described above, (ii) the conversion by Maida Vale of the convertible note held by it, and (iii) the Voting Agreement, Datamatics has sole or shared voting control (excluding shares that might be issued in the future upon conversion, in whole or in part, of the convertible promissory note held by Datamatics) over an aggregate of 3,251,716 shares of the Company, or 58.6% of the Company's issued and outstanding shares. Assuming the ownership by Datamatics of shares issuable upon conversion of the principal amount of convertible note held by it, Datamatics' aggregate beneficial ownership would cover a minimum of 4,780,132 shares, or 67.5% of the Company's common stock. This excludes shares issuable to Datamatics in payment of accrued and unpaid interest on the note.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 SAZTEC INTERNATIONAL, INC.


Date: November 2, 2000                      By:  /s/  Christopher Parker
                                                 -----------------------
                                                 Title: President

                           SAZTEC INTERNATIONAL, INC.
                        FORM 10-QSB FOR DECEMBER 31, 2000
                               Reports on Form 8-K


8-K dated February 08, 2001

Item 5.  Other Events.

In a press release dated February 5, 2001, Saztec International, Inc. announced that its subsidiary Saztec Europe Limited has filed a petition for liquidation in Scotland. To be wound up by the court pursuant to Section 122(a) of the Insolvency Act 1986 U.K.

Item 7.  Exhibits.

Exhibit 99, Press Release dated February 5, 2001.

Saztec Announces Strategic Repositioning

BILLERICA, Mass., Feb. /PRNewswire/ -- Saztec International, Inc. (OTC Bulletin
Board: SAZZ.OB - news) announced today that its subsidiary Saztec Europe Limited, filed a petition for liquidation in Scotland. The filing was necessitated as part of the company's transition to higher margin data conversion and image processing services.

In commenting on this, Saztec International's recently named President & CEO, Richard J. Orlando, said, "Our strategy entails positioning Saztec as a leader in its core lines of business of delivering high quality data conversion and image processing services. Our resources and distribution efforts will be focused on major enterprises and partners in the U.S. marketplace."

About Saztec International, Inc.

Saztec International is a global leader in the technology of transforming information into knowledge. The company is a provider of information management and content building services, specializing in a broad range of services that help customers manage the conversion of data and images. Its Corporate Headquarters is located in Billerica, MA. The company delivers a wide array of IT services to U.S.-based customers through its strategic relationship with Datamatics Technologies Ltd., a globally recognized outsourcing leader based in Mumbai, India.

This press release includes "forward-looking statements" within the meaning of the federal securities laws, which involve uncertainties and risks. These include statements regarding events or developments that Saztec International expects or anticipates will occur in the future, such as statements about its strategies to improve operating performance. A number of risks and uncertainties could cause actual results, events and developments to differ from expectations, including the effectiveness of programs to increase revenues and cash flow, and to reduce costs, and the actions of competitors.

Please refer to Saztec International's 2000 Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission for a complete discussion of these and other important factors that could cause results to differ materially from those projected by these forward-looking statements

SOURCE: Saztec International, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 SAZTEC INTERNATIONAL, INC.


Date: February 8, 2001                      By:  /s/Richard J. Orlando
                                                 ----------------------
                                                 Title: President and CEO