Form 10QSB
period 2001-03-31
SAZTEC INTERNATIONAL INC
filed 2001-05-15
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of registrant's Common Stock at March 31, 2001, was 5,549,928 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                    CONTENTS

                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Statements of Operations -
            Three months ended March 31, 2001 and 2000                        3

         Statements of Operations -
            Nine months ended March 31, 2001 and 2000                         4

         Consolidated Balance Sheets - March 31, 2001 and June 30, 2000       5

         Consolidated Statement of Changes in Stockholders' Equity -
            March 31, 2001                                                    6

         Consolidated Statements of Cash Flows -
            Nine months ended March 31, 2001 and 2000                       7 - 8

         Notes to Consolidated Financial Statements - March 31, 2001        9 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          11 - 12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                2001             2000
                                                            -----------      -----------
Revenues                                                    $ 1,704,256      $ 1,764,366

Cost of services                                              1,373,833        1,376,816
                                                            -----------      -----------
Gross profit                                                    330,423          387,550

Selling and administrative expense                              471,833          547,971
                                                            -----------      -----------
Loss from operations                                           (141,410)        (160,421)

Interest expense                                                 28,570           14,103
                                                            -----------      -----------
Loss before income taxes                                       (169,980)        (174,524)

Income taxes                                                          0            3,837
                                                            -----------      -----------
Loss from continuing operations                             $  (169,980)     $  (178,361)
                                                            -----------      -----------
Discontinued Operations
   Income (Loss) from discontinued segment before taxes          57,820         (149,257)

   Applicable Tax Expense                                             0                0
                                                            -----------      -----------
Net Loss                                                    $  (112,160)     $  (327,618)
                                                            ===========      ===========

Net Loss per share basic and diluted
   from continuing operations                               $      (.03)     $      (.04)
                                                            ===========      ===========
Weighted average common shares basic and diluted              5,549,928        4,469,371
                                                            ===========      ===========
Net Income (Loss) per share basic and diluted
   from discontinued operations                             $       .01      $      (.03)
                                                            ===========      ===========
Weighted average common shares basic and diluted              5,549,928        4,469,371
                                                            ===========      ===========
Net Loss per share basic and diluted                        $      (.02)     $      (.07)
                                                            ===========      ===========
Weighted average common shares basic and diluted              5,549,928        4,469,371
                                                            ===========      ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                2001             2000
                                                            -----------      -----------
Revenues                                                    $ 4,699,527      $ 5,016,717

Cost of services                                              3,978,669        3,776,090
                                                            -----------      -----------
Gross profit                                                    720,858        1,240,627

Selling and administrative expense                            1,393,078        1,457,580
                                                            -----------      -----------
Loss from operations                                           (672,220)        (216,953)

Interest expense                                                 98,494           42,210
                                                            -----------      -----------
Loss before income taxes                                       (770,714)        (259,163)

Income taxes                                                          0            7,704
                                                            -----------      -----------
Loss from continuing operations                             $  (770,714)     $  (266,867)
                                                            -----------      -----------
Discontinued Operations
   Income (Loss) from discontinued segment before taxes
                                                                 77,992         (390,053)

   Applicable Tax Expense                                             0                0
                                                            -----------      -----------
Net Loss                                                    $  (692,722)     $  (656,920)
                                                            ===========      ===========
Net Loss per share basic and diluted
   from continuing operations                               $      (.15)     $      (.06)
                                                            ===========      ===========
Weighted average common shares basic and diluted              5,133,955        4,469,371
                                                            ===========      ===========
Net Income (Loss) per share basic and diluted
   from discontinued operations                             $       .02      $      (.09)
                                                            ===========      ===========
Weighted average common shares basic and diluted              5,133,955        4,469,371
                                                            ===========      ===========
Net Loss per share basic and diluted                        $      (.13)     $      (.15)
                                                            ===========      ===========
Weighted average common shares basic and diluted              5,133,955        4,469,371
                                                            ===========      ===========

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2001 AND JUNE 30, 2000

                                     ASSETS

                                                                             March 31, 2001        June 30, 2000
                                                                                  Unaudited              Audited
                                                                             --------------        -------------
Current assets
Cash and cash equivalents                                                     $    485,029         $    484,294
Restricted cash                                                                     28,559               27,230
Accounts receivable, less allowance for doubtful accounts of $42,911
     at June 30, 2000 and $42,497 at March 31, 2001                              1,611,928            1,442,136
Work in process                                                                     35,668                6,909
Prepaid expenses and other current assets                                          122,943              119,765
                                                                              ---------------------------------
Total current assets                                                             2,284,127            2,080,334

Property and equipment, net                                                        194,163              306,440

Other assets
Goodwill and other intangible assets, less accumulated amortization of
      $99,962 at June 30, 2000 and $109,052 at March 31, 2001                      116,310              125,400
Deposits and other assets                                                           79,908               46,515
                                                                              ---------------------------------
Total assets                                                                  $  2,674,508         $  2,558,689
                                                                              =================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of Credit                                                                $    597,808         $    545,998
Convertible note payable                                                           900,000              500,000
Current portion of long-term debt and capital lease obligations                     42,580               89,102
Accounts payable                                                                 1,131,540            1,065,817
Accrued liabilities                                                                345,766              517,990
Customer deposits                                                                   62,585               75,653
                                                                              ---------------------------------
Total current liabilities                                                        3,080,279            2,794,560

Long-term debt and capital lease obligations less current portion                   54,143               57,186

Stockholders' equity
Preferred stock-no par value; 1,000,000 shares authorized; no shares
      issued                                                                          --                   --
Common stock-no par value; 10,000,000 shares authorized; 4,469,371 and 5,549,928 shares issued and outstanding at June 30, 2000 and
      March 31, 2001                                                            12,967,766           12,435,975
Contributed capital                                                                 14,498               14,498
Accumulated deficit                                                            (13,332,009)         (12,639,287)
Other comprehensive income                                                        (110,169)            (104,243)
                                                                              ---------------------------------
Total stockholders' equity                                                        (459,914)            (293,057)
                                                                              ---------------------------------
Total liabilities and stockholders' equity                                    $  2,674,508         $  2,558,689
                                                                              =================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 MARCH 31, 2001

                                               Common Stock
                                               ------------
                                                                                                             Cumulative
                                         Number of                     Contributed       Accumulated        Translation
                                            Shares        Amount           Capital           Deficit         Adjustment
                                         ---------   -----------       -----------      ------------        -----------
Balance at June 30, 2000                 4,469,371   $12,435,975           $14,498      $(12,639,287)        $(104,243)
Stock issued pursuant to
  Employee options and grants               46,376   $    14,700
Conversion of Note Payable               1,034,181   $   517,091
Net loss                                                                                    (692,722)
Translation adjustment                                                                                          (5,926)
                                         ------------------------------------------------------------------------------
Balance at March 31, 2001                5,549,928   $12,967,766           $14,498      $(13,332,009)        $(110,169)
                                         ==============================================================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

Increase (decrease) in cash                                                2001              2000
                                                                           ----              ----
Cash flows from operating activities:
Net loss                                                               $  (692,722)       $  (656,920)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            41,591            185,022
   Provision for bad debts                                                    (414)            15,087

Changes in assets and liabilities:
   Accounts receivable                                                    (169,378)          (204,711)
   Work in process                                                         (28,758)          (267,069)
   Prepaid expenses and other current assets                               (18,483)            (2,619)
   Deposits and other assets                                               (33,393)             9,616
   Accounts payable                                                         65,722            453,256
   Accrued liabilities                                                    (172,224)           (79,738)
   Customer deposits and non-current accrued expenses                      (13,068)          (104,944)
                                                                       -------------------------------
Net cash used in operating activities                                   (1,021,127)          (653,020)
                                                                       -------------------------------
Cash flows from investing activities:
   Disposals (additions) to property and equipment net                      79,774            (65,249)
    Payments received on notes receivable                                   15,305                  0
    Increase in Restricted Cash                                             (1,329)                 0
                                                                       -------------------------------
Net cash provided by (used in) investing activities                         93,750            (65,249)
                                                                       -------------------------------
Cash flows from financing activities:
   Borrowings on notes payable                                           4,532,330          5,634,175
   Payments on notes payable                                            (4,480,520)        (4,969,616)
   Payments on capital lease obligations                                   (49,563)           (69,313)
   Convertible debt proceeds                                               400,000
   Issuance of common stock                                                531,791              5,164
                                                                       -------------------------------
Net cash provided by financing activities                                  934,038            600,410
                                                                       -------------------------------
Effect of exchange rate changes on cash                                     (5,926)             6,362
                                                                       -------------------------------
Net increase (decrease) in cash and cash equivalents                           735           (111,497)

Cash and cash equivalents at beginning of period                           484,294            338,088
                                                                       -------------------------------
Cash and cash equivalents at end of period                             $   485,029        $   226,591
                                                                       ===============================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                2001           2000
                                                                                ----           ----
Supplemental schedule of non-cash investing and financing activities:
Purchase of equipment through issuance of notes payable and
     Capital lease obligations                                                 $31,606        $15,136
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                               $67,612        $24,780
                                                                               ======================
        Income taxes                                                               --         $ 7,704
                                                                               ======================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2. FOREIGN OPERATIONS AND MAJOR CUSTOMERS-SEGMENTS

Revenue, loss before taxes, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Ltd. and its subsidiaries, whose customers are located in England, Scotland, Germany, and Italy. Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

                                                       9 Months Ended March 31,

                                                        2001              2000
                                                        ----              ----
Revenue
  United States                                   $4,699,527        $5,016,717
  United Kingdom/Western Europe*                     835,725         1,578,579
                                              ---------------------------------
                                                  $5,535,252        $6,595,296
                                              =================================
Income (loss) before income taxes
  United States                                   $ (770,714)       $ (259,163)
  United Kingdom/Western Europe                       77,992          (390,053)
                                              ---------------------------------
                                                  $ (692,722)       $ (649,216)
                                              =================================
Depreciation
  United States                                       87,734        $  110,667
  United Kingdom/Western Europe                      (55,233)           65,265
Amortization-U.S. only                                 9,090             9,090
                                              ---------------------------------
                                                      41,591        $  185,022
                                              =================================

Identifiable Assets                           March 31, 2001    March 31, 2000
                                              --------------    --------------
  United States                                   $2,235,948        $1,917,484
  United Kingdom                                     438,560         1,132,356
                                              ---------------------------------
                                                  $2,674,508        $3,049,840
                                              =================================
* Adjusted for intercompany revenue

NOTE 3. LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period which totaled 5,549,928 and 4,469,371 for the three month period ended March 31, 2001, and 2000, and 5,133,955 and 4,469,371 for the nine months ended March 31, 2001 and 2000 respectively.

NOTE 4. SUBSEQUENT EVENTS:

On April 11, 2001 the Company issued 700,000 restricted shares of the Company's common stock under Rule 144 of the 1934 Act, to certain of the Company's Directors and Datamatics Technologies Ltd ("Datamatics"). The shares were issued at thirty cents ($0.30) per share, following a special meeting of the independent Directors dated April 5, 2001. The proceeds would be utilized by the company for infrastructure enhancement and sales and marketing activities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the nine months ended March 31, 2001 decreased to $4,699,527 from $5,016,717 for the nine months ended March 31, 2000, a decreased of $317,190 or 6.32%. Revenues for the quarter ended March 31, 2001 were $1,704,256, down $60,110 from the $1,764,366 reported for the quarter ended March 31, 2000. The decrease in revenue this quarter was primarily due to re-negotiations of existing contracts and restructuring of the services offered as result of streamlining operations.

Gross profit for the nine months ended March 31, 2001 decreased $519,769 from the prior year period to 15.34% of sales, compared to 24.73% of sales for the same period of 2000. Gross profit for the quarter ended March 31, 2001 was 19.39% of sales compared to 21.97% in the same period last year. The decrease in the gross profit was primarily due to unfavourable, contractual agreements and production processes implemented in the first half of fiscal 2001.

Selling, and administrative expenses (S&A) for the nine months period decreased $64,502 to $1,393,078 (29.64% of sales) from $1,457,580 (29.05% of sales) for the same period last year. For the quarter ended March 31, 2001 S&A decreased to $471,833 (27.69% of sales) from $547,971 (31.06% of sales) in the prior year quarter. The company has invested in additional sales resources coupled with increased efforts in marketing and customer relationship management. The S&A expenses have displayed a decrease despite the new sales expenses and the corporate expenses not being shared with its European subsidiary.

The Interest expenses increased from $14,103 to $28,570 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase was primarily related to the increase in convertible notes aggregating $900,000 that the Company raised in October 2000, to augment working capital.

Loss from continuing operations before income taxes was $(770,714) for the nine months ended March 31, 2001 compared to $(266,867) for the nine months ended March 31, 2000. Income from discontinued operations for the nine months ended March 31, 2001 was $77,992 compared to a loss of $(390,053) for the same period the prior year. Net Loss for the nine months ended March 31, 2001 was $(692,723) compared to $(656,920) for the nine months ended March 31, 2000. Net loss for the three months ended March 31, 2001 was $(112,160) compared to $(327,618) for the three months ended March 31, 2000. The improvement in the net loss from continuing operations for the three months ended March 31, 2001 compared to March 31, 2000, was largely attributable to the outsourcing business model adopted for the period, and reduction in the selling and administrative expenses.

Cash Flow remained flat with an increased of $735 for the nine months ended March 31, 2001 compared to a decrease of $111,497 for the same period in the prior year. Net cash from operating activities decreased $1,021,127, and net cash from investing activities increased $93,750. Cash flow from financing activities of $934,038 and effect of exchange rate changes of $(5,926) make up the balance of the change. The additional infusion of funds aggregating $900,000 in this period reinstates the continued support that the Company receives from the promoters (Datamatics and Maida Vale).

Through the enhanced investment of Datamatics, the company has established a strategic relationship, which will enable leveraging its strengths for providing value added services focusing on U.S. enterprises. Datamatics is a leader in the global outsourcing business with 2,300 employees and clients in more than 50 countries.

Capital Resources and Liquidity

At March 31, 2001 the Company had borrowed $597,808 under its revolving credit agreement which allows for borrowings of $800,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.5%. The credit agreement is collateralized by substantially all domestic assets of the Company, including the stock of subsidiaries. The initial term of the revolving credit agreement was from June 22, 1999 to June 21, 2000, and was renewed for a one-year period until June 21, 2001. Maximum borrowing under the agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $800,000.

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

                           SAZTEC INTERNATIONAL, INC.
                           MARCH 31, 2001 FORM 10-QSB

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On January 26, 2001 Saztec Europe Limited a wholly owned subsidiary of Saztec International Inc. filed a petition for liquidation under section 122 (a) of the Insolvency Act 1986 U.K. It had been determined that the Company's long term business model in Europe would not be profitable based on market conditions for our services. This decision will enable the Company to focus in on its core business of delivering high quality data conversion and image processing services with resources and distribution efforts focused on major enterprises and partners in the U.S. marketplace. Accordingly the Company, for all periods presented, reports Saztec Europe as a discontinued segment. At a creditors meeting held on March 29, 2001, the Interim Liquidator was appointed the Final Liquidator. The Final Liquidator is expected to present his first status report to the Creditors Committee in May 2001.

ITEM 2.  Changes in Securities

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On February 15, 2001 Vidur V. Bhogilal joined the company as Vice President Finance and Secretary.

As part of the management strategy to focus on core competencies the Company's South Weymouth operations were consolidated into the Billerica operations. The Company has ensured a seamless integration of the two operations, and expects to bring substantial enhancements in processes and methodologies resulting in improved customer services.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2001

       SAZTEC INTERNATIONAL, INC.
       (Registrant)

By:    /s/ Richard J. Orlando
       ---------------------------------------
       Richard J. Orlando
       President and CEO