Form 10KSB
period 2001-06-30
SAZTEC INTERNATIONAL INC
filed 2001-10-12
CIK 801354

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

               [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended June 30, 2001
             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number 0-15353
                         _____________________________
                          SAZTEC INTERNATIONAL, INC.

          California                                           33-0178457
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

       900 Middlesex Turnpike Building 5, Billerica, Massachusetts 01821
                    (Address of Principal Executive Office)

                                (978) 901-9600
                        (Registrant's Telephone Number)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None
          Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, Without Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No ___
                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues from continuing operations for the fiscal year ended June 30, 2001 were $6,603,218.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on September 25, 2001, was approximately $516,244. As of September 25, 2001, there were 7,089,596 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART I

ITEM 1.  Description of Business

General
-------
SAZTEC International, Inc. (the "Company" or "Saztec"), a diversified information processing company, is a leader in specialized design, construction and maintenance of electronic databases. Saztec provides consulting, database analysis and development, database text and image conversion and project management.

Saztec was founded in 1972, and incorporated in the state of California in 1976. The Company's executive offices are now located at 900, Middlesex Turnpike Bldg. 5, Billerica, Massachusetts 01821, and its telephone number is (978) 901-9600. Senior management within the Company is drawn from a variety of backgrounds in computing, software development, and information system operations. Saztec's parent company is Datamatics Technologies Limited ("Datamatics").

Markets
-------
Saztec provides data conversion services for various market segments, including; central and local government, financial services, manufacturing, retail, insurance, libraries and law firms.

Description of Business
-----------------------
The Company offers the following services, which are integrated and customized as required by the customer's application:

Project Management
The Company's project management team provides the following services:

 . Project Planning and Design: The project management team works with each client to determine the project requirements and scope. The project workflow is designed based on this and a workflow document is produced. A project plan is written using the project requirements, scope and workflow design as inputs.
 . Technical Specification Development: The project requirements and workflow design is also used as inputs to the Technical Specification. This document includes detailed information about the data conversion project including; input format description, output format description and processing requirements.
 . Project Setup and Testing: The project manager works closely with the software development and production team during project setup, when all programs and procedures necessary to complete the project are created. Input documents / data from the client is then processed using the programs and procedures created and test data is provided to the client for approval before production work begins.

Document Preparation and Tracking
Document preparation services includes; removing documents from envelopes, removal of binding, removal of staples, paper clips, etc., document delineation, sorting and batching. The conversion of hard copy and electronic documents is tracked through the use of custom tracking databases.

Scanning
The Company provides raster image scanning services for the capture of a diversity of materials to create images in most industry standard output formats. Capabilities range from the conversion of simple business documents to create black and white images to the creation of preservation quality images from books, manuscripts, prints and photographs.

Optical Character Recognition (OCR)
Saztec uses OCR to create text data in a variety of output formats. Tools used to provide this service include a multi engine voting OCR package that generates much fewer errors than conventional OCR engines. Saztec also provides manual OCR Verify, or error correction.

Resume Conversion Services
The company converts over two million resumes each year to the electronic format required by the Applicant Tracking Software used by its clients. The service includes the receipt of resumes via fax, email and PO Box from applicants, document preparation, scanning, Optical Character Recognition (OCR), OCR verify, capture of up to 100 index fields, programmatic formatting of data and delivery via the internet.

Data Capture
The Company provides high quality content creation services, utilizing a highly trained staff. Both structured and unstructured data is provided in a wide variety of formats, including SGML and XML. Services include key entry and key verify, double key entry and compare, or double key entry with triple compare. Key entry requires an independent operator to key each document. For double key entry, two independent operators key the same document. Each compare step requires an independent operator to review any differences identified by a programmatic compare of two different files and choose the correct character for each difference. For triple compare, three independent operators work on each document. Using these processes, accuracy levels ranging from 99.5% to 99.995% are achieved.

Database Creation
The Company packages data into a number of output formats based on customer requirements for import into or use with various database applications and also offers services for the direct uploading of data into client databases. The Company also provides services for the creation of data in fully searchable archival and retrieval database format.

Some of the output formats supported include:
  .  XML
  .  SGML
  .  HTML
  .  IMR Alchemy Database
  .  Most Industry Standard Database Formats
  .  Most Industry Standard Word Processing Formats
  . Delimited Text Formats, for example; comma delimited, pipe delimited, etc. . Fixed Length Text Formats
  .  Custom Formats

Application Development
Saztec's software development team writes programs as needed to create or convert data into the formats required by its customers. Custom software packages are developed for the manipulation of captured information to specialized output formats. Computer processing is used to simplify the capture of complex information, restructure existing databases for migration to a new system, link indexes for image storage and retrieval applications, update information and combine files from a variety of sources into a unified format.

Professional Services
Saztec's Professional Services team specializes in FileNET(TM) technologies. Other services offered by this group include:

 . Software Development
 . Enterprise Application Integration
 . Implementation Services
 . Content and Knowledge Management Services
 . Data Migration Services
 . GIS Services



Outsource Relations
-------------------
Saztec's relationship with its parent company, Datamatics provides access to large data capture and imaging/scanning facilities, and allows Saztec to pass on the benefits of offshore processing to its customers. Datamatics is ISO 9002 certified and employs 2,300 people including 800 highly skilled data capture specialists. The infrastructure within Saztec and Datamatics includes a 768 Kbps dedicated telecommunications line as well as 1 Mbps connection for backup.

Competition
-----------
The Company primarily competes on the basis of service and to a lesser extent on cost. The Company believes that it has developed an effective methodology for document control for projects involving the conversion of a large number of documents. Emphasis of this aspect of its service coupled with timeliness, accuracy, and flexibility in satisfying customer needs, together with competitive pricing, form a successful package for new contracts.

Employees
---------
At June 30, 2001, the Company employed 146 employees.


Dependence Upon Major Customers
-------------------------------
Financial information about major customers is presented in Note 11 of the Notes to Consolidated Financial Statements. At June 30, 2001, the Company was providing business services to approximately 60 customers in the United States.

Financial Information About Foreign Operations
----------------------------------------------
Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk:
-----------------------------------------------------------
Interest Rate Exposure and Currency Rate Exposure
-------------------------------------------------
The Company's interest rate exposure primarily relates to its revolving credit facility and two convertible notes, all of which contains interest rates based on the prime rate. The Company has not locked in its interest rates for outstanding borrowings, however the company believes that any near-term change in interest rates comparable to historical interest rate movements would not materially affect the consolidated results of operations or financial position for fiscal 2002.

ITEM 2.  PROPERTIES

The Company occupies its principal executive offices, approximately 9,027 square feet including production space, located in Billerica, Massachusetts, pursuant to a lease expiring in September 2005.

In addition, the Company leases an aggregate of 3,345 square feet of office and production space in Vernon, Connecticut.

ITEM 3.  LEGAL PROCEEDINGS

On January 26, 2001 Saztec Europe Limited a wholly owned subsidiary of Saztec International Inc. filed a petition for liquidation under section 122 (a) of the Insolvency Act 1986 U.K. It had been determined that the Company's long term business model in Europe would not be profitable based on market conditions for our services. This decision will enable the Company to focus in on its core business of delivering high quality data conversion and image processing services with resources and distribution efforts focused on major enterprises and partners in the U.S. marketplace. Accordingly the Company, reports Saztec Europe as a discontinued segment. At a creditors meeting held on March 29, 2001, the Interim Liquidator was appointed the Final Liquidator.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

The Company's common stock is traded in the over-the-counter market under the trading symbol SAZZ. On September 25, 2001, the Company had 207 stockholders of record. For the period of July 1, 2001 to September 25, 2001, the high and low closing price as reported by the NASD was $.25 and $.12, respectively. The table below sets forth high and low bid information by fiscal quarter as reported by the OTC Bulletin Board.

         Bid Prices
         ----------
         Fiscal Quarter Ended;         High         Low
         ---------------------         ----         ---

         September 30, 1999             .72         .38
         December 31, 1999              .72         .28
         March 31, 2000                1.44         .28
         June 30, 2000                  .68         .27

         September 30, 2000             .31         .25
         December 31, 2000              .41         .22
         March 31, 2001                 .28         .25
         June 30, 2001                  .33         .11

The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

Revenues from continuing operations for the year ended June 30, 2001 were $6,603,218 compared to $6,792,291 for the year ended June 30, 2000, a decrease of $189,073, or 2.78%. The decrease in U.S. based revenue is attributable to re-negotiations of existing contracts and restructuring of the services offered as result of streamlining operations.

Gross profit for continuing operations decreased $267,112 from $1,491,892 to $1,224,780 in the current year, with a decline in gross margin to 18.55% from the prior year margin of 21.96%. The decrease in the gross profit was primarily due to unfavorable, contractual agreements and production processes implemented in the first half of fiscal 2001. The strategy to perform certain processes for the imaging division at the Company's European operations also negatively impacted margins.

Selling and administrative (S&A) expense from continuing operations of $2,064,355 is $248,417 greater than for the year ended June 30, 2000 of $1,815,938. The Company had invested in the third quarter of fiscal 2001, in additional sales resources coupled with increased efforts in marketing and customer relationship management, resulting in the increase in S&A expenses.

Restructuring charges expenses of $358,159 for the year ended June 30, 2001, comprise of mainly severance packages, and moving related expenses. These expenses were paid in fiscal 2001.

Interest expense increased from $56,777 to $129,468 for the year ended June 30, 2001 compared to the year ended June 30, 2000. The increase was primarily related to the increase in convertible notes payable aggregating $900,000 that the Company raised in October 2000, to augment working capital.


Loss from continuing operations was $(1,327,202) for the year ended June 30, 2001 compared to $(462,350) for the year ended June 30, 2000. Income from discontinued operations for the year ended June 30, 2001 was $39,959 compared to a loss of $(667,050) for the same period the prior year. Loss on disposal of the discontinued operations was $(153,407).

The Net Loss for the year ended June 30, 2001 was $(1,440,650) compared to $(1,129,400) for the year ended June 30, 2000. The increase in the net loss was largely attributable to lower operating margins and substantial increase in other expenses.


Capital Resources and Liquidity
-------------------------------

At June 30, 2001 the Company had borrowed $545,447 under its revolving credit agreement, which allows for borrowings of $800,000. The revolving credit agreement provides for interest at the lender's prime lending rate plus 2.5%. The credit agreement is collateralized by substantially all domestic assets of the Company, including the stock of subsidiaries. The initial term of the revolving credit agreement was renewed for a one-year period until June 21, 2001, and then subsequently renewed for a three month period until September 21, 2001. On August 30, 2001 the Company entered into a revolving credit agreement with a U.S. finance company which allows for borrowings of $1,500,000, ("The Agreement"). The Agreement provides for interest at the prime lending rate plus 2.25% (8.75% as on August 30, 2001). The Agreement is collateralized by all domestic assets of the Company, and an unconditional corporate guaranty of Datamatics. The Datamatics guaranty requires the approval of the Reserve Bank of India, which is in the process of being obtained. The Agreement requires the same to be obtained by November 28, 2001; else it would be considered an event of default. Maximum borrowing under the Agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $1,500,000.

On September 25, 2001 the Company extended its promissory note agreement with Maida Vale Ltd, in the amount of $350,000 for a further six months. The note would be payable with interest due on March 25, 2002, and provides for simple interest at the prime lending rate plus 2.0%. Datamatics notified the Company of its intention to convert $302,281 of the total $602,281 unpaid principal and interest on its convertible promissory note due September 25, 2001. The Company issued 839,668 shares of the common stock of the company at a conversion price of $0.36 per share on September 25, 2001. The unconverted $300,000 was rolled over into a new convertible note due November 1, 2003. Furthermore, the Company added to this new convertible note another $300,000 received as a fresh cash infusion from Datamatics to make the new note amount $600,000. The note agreement provides for simple interest at the prime lending rate plus 2.0% and is due November 1, 2003. The note may be converted to shares of Saztec common stock at the holder's request at any time during the term of the note at a conversion rate calculated at $.20 per share for the outstanding principle and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder.

At June 30, 2001 the Company's unrestricted cash balance was $969,875; at June 30, 2000 the balance was $484,294.

Operations used $802,224 net of changes in other current accounts. The effect of the net loss on cash from operations was reduced by the timing of the non-cash charges for depreciation and amortization.

Net cash provided by investing activities of $114,535 is primarily the result of the restructuring exercises undertaken by the company, viz. the closure of the European operations and the South Weymouth facility. An increase in restricted cash balances of $1,329 is a result of interest earned on accounts. Cash flow provided by financing activities $1,069,027 is the result of the capital and debt augmentation activities carried out by management. Additional debt of $400,000 was raised in the form of Notes Payables, and issuance of common stock netted $741,791.

The company believes that its strong cash position, unused borrowing facilities, and cash flow from operations will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:


                                                                  Page
                                                                  ----

   Report of Independent Certified Public Accountants                9

   Consolidated Statements of Operations for the Years Ended
   June 30, 2001 and 2000                                           10

   Consolidated Balance Sheets as of June 30, 2001 and 2000         11

   Consolidated Statements of Changes in Stockholders' Deficit
   for the Years Ended June 30, 2001 and 2000                       12

   Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2001 and 2000                                           13

   Notes to Consolidated Financial Statements                       15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of SAZTEC International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                           /s/ GRANT THORNTON LLP


Boston, Massachusetts
August 14, 2001
Except for Note 12,
dated August 30, 2001

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED JUNE 30, 2001 AND 2000


                                                                     2001                    2000
                                                                     ----                    ----
Revenues                                                      $ 6,603,218             $ 6,792,291

Cost of services                                                5,378,438               5,300,399
                                                              -----------             -----------

Gross profit                                                    1,224,780               1,491,892

Selling and administrative expense                              2,064,355               1,815,938
Restructuring charges                                             358,159                       0
                                                              -----------             -----------
Loss from operations                                           (1,197,734)               (324,046)

Interest expense                                                  129,468                  56,777
Other Expense                                                           0                  69,997
                                                              -----------             -----------

Loss before income taxes                                       (1,327,202)               (450,820)

Income taxes                                                            0                  11,530
                                                              -----------             -----------


Loss from continuing operations                               $(1,327,202)            $  (462,350)
                                                              -----------             -----------

Discontinued Operations
   Income (Loss) from discontinued segment before taxes            39,959                (667,051)

   Loss on disposal of segment                                   (153,407)

                                                              -----------             -----------

Net loss                                                      $(1,440,650)            $(1,129,401)
                                                              ===========             ===========

Net loss per share basic and diluted
   From continuing operations                                 $     (0.25)            $     (0.10)

Net loss per share basic and diluted
   from discontinued operations                               $     (0.02)            $     (0.15)

Net loss per share basic and diluted                          $     (0.27)            $     (0.25)
Weighted average common shares basic and diluted                5,389,268               4,469,371

  The accompanying notes are an integral part of these financial statements.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2001 AND 2000

                                    ASSETS



                                                                                                   2001                2000
                                                                                                   ----                ----
Current assets
Cash and cash equivalents                                                                  $    969,875        $    484,294
Restricted cash                                                                                  28,559              27,230
Accounts receivable, less allowance for doubtful accounts of  $83,713 in 2001 and
 $42,911 in 2000                                                                                993,080           1,442,136

Work in process                                                                                  22,034               6,909
Prepaid expenses and other current assets                                                        24,553             119,765
                                                                                           --------------------------------
Total current assets                                                                          2,038,101           2,080,334

Property and equipment, net                                                                     128,656             306,440

Other assets
Goodwill and other intangible assets, less accumulated amortization of  $99,962
 in 2000                                                                                              0             125,400
Deposits and other assets                                                                        65,255              46,515
                                                                                           --------------------------------
Total assets                                                                               $  2,232,012        $  2,558,689
                                                                                           ================================

                                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Line of credit                                                                             $    545,447        $    545,998
Convertible note payable - related party                                                        550,000             500,000
Note payable - related party                                                                    350,000                   0
Current portion of long-term debt and capital lease obligations                                  35,549              89,102
Accounts payable                                                                              1,328,204           1,065,817
Accrued liabilities                                                                             271,960             517,990
Customer deposits                                                                                     0              75,653
                                                                                           --------------------------------
Total current liabilities                                                                     3,081,160           2,794,560

Long-term debt and capital lease obligations less current portion                                38,525              57,186


Stockholders' deficit
Preferred stock-no par value;  1,000,000 shares authorized; no shares issued                         --                  --
Common stock-no par value;  10,000,000 shares authorized; 6,249,928 and 4,469,371
 shares issued and outstanding at June 30, 2001 and 2000                                     13,177,766          12,435,975
Contributed capital                                                                              14,498              14,498
Accumulated deficit                                                                         (14,079,937)        (12,639,287)
Accumulated Other comprehensive income                                                                0            (104,243)
                                                                                           --------------------------------
Total stockholders' deficit                                                                    (887,673)           (293,057)
                                                                                           --------------------------------
Total liabilities and stockholders' deficit                                                $  2,232,012        $  2,558,689
                                                                                           ================================

   The accompanying notes are an integral part of these financial statements.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      YEARS ENDED JUNE 30, 2001 AND 2000

                              ----------------------
                                   Common Stock                                     Accumulated
                              ----------------------                                   Other
                              Number of               Contributed  Accumulated     Comprehensive                    Comprehensive
                                 Shares     Amount    Capital      Deficit            Income           Total           Income
                              ----------------------------------------------------------------------------------    -------------

Balance at June 30, 1999       4,461,121  $12,430,811   $14,498     $(11,509,886)     $(121,835)     $   813,588

Stock issued pursuant to
employees options and
grants                             8,250        5,164                                                      5,164

Net loss                                                              (1,129,401)                     (1,129,401)   $  (1,129,401)
Translation adjustment                                                                   17,592           17,592           17,592

                              ----------------------------------------------------------------------------------    -------------
Balance at June 30, 2000       4,469,371   12,435,975    14,498      (12,639,287)      (104,243)        (293,057)      (1,111,809)
                              ----------------------------------------------------------------------------------    =============
Stock issued pursuant to
employees
grants                            46,376       14,700                                                     14,700
Conversion of Note payable     1,034,181      517,091                                                    517,091
Stock issued pursuant to
Board of Directors grants        700,000      210,000                                                    210,000


Net loss                                                              (1,440,650)                     (1,440,650)   $  (1,440,650)
Translation adjustment                                                                  104,243          104,243          104,243
                            ------------------------------------------------------------------------------------    -------------
Balance at June 30, 2001       6,249,928  $13,177,766   $14,498     $(14,079,937)     $    0.00      $  (887,673)   $  (1,336,407)
                            ====================================================================================    =============

  The accompanying notes are an integral part of these financial statements.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                                   2001                        2000
                                                                                                   ----                        ----
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss                                                                                    $(1,440,650)                $(1,129,401)
Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
    Depreciation and amortization                                                                74,039                     205,278
    Write down of Goodwill                                                                      113,280
    Provision for (recovery of) bad debts                                                        40,802                      14,756
Changes in assets and liabilities:
    Accounts receivable                                                                         408,254                     155,681
    Work in process                                                                             (15,125)                    111,810
    Prepaid expenses and other current assets                                                    95,212                     (16,303)
    Deposits and other assets                                                                   (18,740)                      1,806
    Accounts payable                                                                            262,387                     445,452
    Accrued liabilities                                                                        (246,030)                   (224,994)
    Customer deposits and non-current accrued expenses                                          (75,653)                   (309,808)
    Income Taxes payable                                                                              0                       7,400

                                                                             ------------------------------------------------------
    Net cash used in operating activities                                                      (802,224)                   (738,323)
                                                                             ------------------------------------------------------

Cash flows from investing activities

    Disposals (additions) to property and equipment                                             115,864                     (77,520)
    Payments received on notes receivable                                                             0                      24,444
    Increase in restricted cash                                                                  (1,329)                     (1,020)
                                                                             ------------------------------------------------------
    Net cash provided by (used in) investing activities                                         114,535                     (54,096)
                                                                             ------------------------------------------------------

Cash flows from financing activities
    Proceeds from borrowings                                                                    400,000                     512,000
    Principal payments on debt and capital lease obligations                                    (72,213)                   (142,129)
    Borrowings on revolving credit agreement                                                  6,893,987                   7,591,276
    Payments on revolving credit agreement                                                   (6,894,538)                 (7,045,278)
    Proceeds from issuance of common stock, net of issuance costs                               741,791                       5,165
                                                                             ------------------------------------------------------
    Net cash provided by financing activities                                                 1,069,027                     921,034
                                                                             ------------------------------------------------------
    Effect of exchange rate changes on cash                                                     104,243                      17,591
                                                                             ------------------------------------------------------

Net increase in cash and cash equivalents                                                       485,581                     146,206

Cash and cash equivalents at beginning of year                                                  484,294                     338,088
                                                                             ------------------------------------------------------
Cash and cash equivalents at end of year                                                    $   969,875                 $   484,294
                                                                             ======================================================

  The accompanying notes are an integral part of these financial statements.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                      YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                 2001                      2000
                                                                             --------                   -------
Supplemental schedule of non-cash investing and financing
       activities:
Purchase of equipment through issuance of notes payable and
       capital lease obligations                                             $ 27,059                   $15,136
                                                                    =================          ================


Supplemental disclosures of cash flow information:

   Cash paid during the year for:

       Interest                                                              $158,108                   $69,419
                                                                    =================          ================

       Income taxes                                                          $    800                   $ 3,300
                                                                    =================          ================

   The accompanying notes are an integral part of these financial statements.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

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

Principles of Consolidation
The consolidated financial statements include the accounts of Saztec International, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Saztec Europe Limited a wholly owned subsidiary of Saztec International Inc. filed a petition for liquidation on January 26, 2001. Saztec Europe Ltd. has been included in the financial statements as a discontinued operation.

Cash and Cash Equivalents
The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Work in Process
Work in process consists of labor and certain other costs incurred for uncompleted and unbilled projects.

Equipment
Equipment is recorded at cost and depreciation provided using straight-line or accelerated methods over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Amortization of assets recorded under capitalized leases is included in depreciation expense. Expenditures for maintenance and repairs which do not increase the productive capacity or extend the useful lives of property and equipment are charged to expense as incurred; otherwise, such expenditures are capitalized and depreciated over the remaining estimated useful life of the property. Upon disposition of properties, the cost and accumulated depreciation thereon are eliminated from the accounts, and the gain or loss on disposition is credited or charged to income. Internally developed software which is materially related to specific contracts, is identified and deferred as work in process of those projects and charged to expense as revenue is recognized. Management monitors the carrying value of assets and recognizes an impairment loss in the period the recoverability declines.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets relate to businesses acquired and consist principally of acquisition costs, non-compete agreements and customer lists.
All intangible assets are stated at cost net of accumulated amortization. Goodwill has been amortized using the straight-line method over 5 to 20 years. On a continuing basis, management reviews the carrying value and period of amortization of goodwill. During this review process, the Company re-evaluates the assumptions used in determining the original cost of acquired businesses and related goodwill. Although the assumptions may vary from

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

transaction to transaction, they generally include revenue growth, operating results, cash flows, and other indicators of value. During fiscal 2001 this evaluation process resulted in a write-down of goodwill in the amount of $113,280.

Foreign Currency Translation
Assets and liabilities of foreign operations are translated into United States dollars at exchange rates in effect on reporting dates, and income and expenses are translated at rates, which approximate those in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "Accumulated Other comprehensive income" account included as part of Stockholders' equity.

Economic Dependence
The Company is reliant on its Parent to meet its cash flow requirements.

Revenue Recognition
Revenue on short-term contracts is recognized upon completion of identifiable batches of records and shipment of the product. Infrequently, the Company enters into a contract with terms that specify billing at intervals not coincident with the completion of work and revenue recognition. Revenue on these long-term contracts is recognized using the percentage of completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Selling, and administrative costs are expensed as incurred. Provision for estimated losses on uncompleted contracts are made in the earliest period in which such losses can be estimated.

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

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. (iii) Goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective July 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. (iv) Effective July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact SFAS 141 and 142 will have on its financial reporting requirements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Adoption did not have a material impact on the Company's Financial statements.

NOTE 2. RESTRICTED CASH

The restricted cash balance at June 30, 2001 includes a certificate of deposit of $28,559 held as collateral pursuant to a performance bond. The restricted cash balance at June 30, 2000 includes a certificate of deposit of $27,230 held as collateral pursuant to a performance bond.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 3.  STOCKHOLDERS' EQUITY

During fiscal 2001 the company issued 1,780,557 shares of common stock.
Employee stock grants of 46,376 shares were done at $0.31697 per share being the average closing price of the Company's common stock for the thirty (30) -day period immediately preceding the grant date. Common stock of 1,034,181 shares was converted at a price of $0.50 per share, being the conversion price stated in the Convertible Note dated June 30, 2000. Common stock of 700,000 shares was granted at $0.30 per share, per the recommendations of the Independent Committee of the Board of Directors meeting dated April 5, 2001.

NOTE 4.  EQUIPMENT

Equipment consists of:

                                                 JUNE 30,         JUNE 30,
                                                   2001             2000
                                              -------------    -------------

     Computer and other equipment               $2,136,323       $3,098,656
     Computer and other equipment under
      capitalized leases                           286,199          262,217
     Software                                      243,457          330,719
                                            --------------     ------------
                                                 2,665,979        3,691,592
     Accumulated depreciation                    2,537,323        3,385,152
                                            --------------     ------------
                                                $  128,656       $  306,440
                                            ==============     ============

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE 5.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

The Company had a revolving credit agreement with a U.S. finance company collateralized by substantially all the assets of the Company, renewed on June 21, 2000, and further renewed on June 21, 2001. The agreement bears interest at the lender's prime rate plus 2.5% (9.5% at June 30, 2001). Available borrowings are 80% of domestic trade accounts receivable less than 90 days old and are subject to a maximum borrowing ceiling of $800,000 (subject to formula limitations relating to receivable and inventory balances). The line of credit is repaid directly from a collateral account established by the lender, through a lockbox at the Company's bank. At June 30, 2001 and 2000 the Company had total available borrowings of $800,000 and had outstanding borrowings of $545,447 and $545,998, respectively. The Company was in compliance with the covenants contained in the credit agreement at June 30, 2001 and 2000, see Note 12.

On September 25, 2000 the Company executed a promissory note agreement with Maida Vale Ltd, in the amount of $350,000. The note is payable with interest on September 25, 2001, and provides for simple interest at the prime lending rate plus 2.0%, see Note 12. On September 25, 2000 the Company also executed a convertible promissory note with Datamatics in the amount of $550,000 payable with interest on September 25, 2001. The note agreement provides for simple interest at the prime lending rate plus 2.0%. The note may be converted to shares of Saztec common stock at the holder's request at any time during the term of the note at an exchange rate calculated at $.36 per share for the outstanding principle and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder, see Note 12.

Long-term debt and capital lease obligations consist of:

                                                                           2001           2000
                                                                         -------       --------
     Notes payable, collateralized by equipment, bearing interest at rates ranging from 8.52% to 13.69%, payable in monthly
      installments through 2002                                                        $ 42,702
     Unsecured notes bearing interest at rates ranging from 7.0%
      to 8.0%, payable in monthly installments through 2001                              11,646
     Capital lease obligations, bearing interest at rates ranging
      from 12.17% to 16.0% payable monthly through September 2004        $74,074         91,940
                                                                         -------       --------
                                                                          74,074        146,288
     Less: Current portion                                                35,549         89,102
                                                                         -------       --------
     Noncurrent portion                                                  $38,525       $ 57,186
                                                                         =======       ========

Maturities of long-term debt and capital lease obligations for years ending June 30 are:

                      2002                     $35,549
                      2003                      15,093
                      2004                      14,849
                      2005                       8,583
                                               -------
                                               $74,074
                                               =======

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE 6.  EMPLOYEE BENEFIT PLANS

Stock Option Plan

The Company has in effect a stock option plan (the Plan) under which stock options have been granted to officers and key employees at prices equal to or
greater than the market price at the date of grant.   Options are vested at a
rate of 20% per year and expire five years after the date of grant. Total options, which were exercisable under the Plan at June 30, 2001, amounted to 102,200 shares at a weighted average exercise price of $.2919. Total options, which were exercisable under the Plan at June 30, 2000, amounted to 101,800 shares at a weighted average exercise price of $.4023. At June 30, 2001, 139,800 shares remained available for grants under the Plan. At June 30, 2000 37,550 shares were available for grants. Information with respect to options granted under the Plan follows:


                                                        Range of                                Weighted
                                                        --------                                --------
                                       Number of         Option      Weighted Average           Average
                                       --------          ------      ----------------           -------
                                        Shares           Prices       Exercise Price        Contractual Life
                                        ------           ------       --------------        ----------------
Outstanding at June 30, 1999             109,000        $.26-1.00           $ 0.69                2.99
     Granted                             375,500          .31-.53              .32
     Exercised                             2,000              .32              .32
     Canceled                             61,250         .32-1.00              .83
     Expired
Outstanding at June 30, 2000             421,250         .26-1.00              .34                4.70
     Granted                             421,000          .18-.44              .29
     Exercised
     Canceled                            373,750         .31-1.00              .33
     Expired                               7,500             1.00             1.00
Outstanding at June 30, 2001             461,000          .18-.44              .29                4.43

Other Options not included in the Plan
Stock options were granted to outside members of the Board of Directors in fiscal years 1994-1998 expiring in fiscal years 1999 to 2004. Total shares outstanding, in the aggregate, were 173,750 and 166,250 at June 30, 2000 and June 30, 2001, respectively. These options were issued at fair market value on the date of grant at prices ranging from $.315 to $1.00 per share. Options for 135,250 shares were exercisable at June 30, 2001 at a weighted average exercise price of $.345. Options for 7,500 expired during the year. All options are vested at a rate of 20% per year and expire five years after the date of grant.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE 6.  EMPLOYEE BENEFIT PLANS (continued)

Accounting for Stock-Based Compensation
The Company's financial statements reflect the application of APB 25 and related guidance. Applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, result in a weighted-average grant-date fair value of options granted at various times
during the year ended June 30, 2001 of $122,090.   For the year ended June 30,
2000 the amount was $120,522. The Black-Scholes option pricing model was used to develop the fair value of options granted. Assumptions applied include a risk-free interest rate of 5.07%, an expected life of the option equal to the five year vesting period, an expected volatility of 161% to 187% and no dividends paid.

Additional compensation cost (benefit) calculated under SFAS 123 for the year ended June 30, 2001 is $19,218, which is net of forfeitures of $7,500 expensed in prior years. Comparable compensation cost for the prior year is $(33,229), net of forfeitures of $1,003 from canceled options. These amounts would affect loss per share ("EPS") as follows:

Year Ended June 30,        Basic and Diluted EPS as       Basic and Diluted EPS as
-------------------        ------------------------       ------------------------
                                   Reported                       Adjusted
                                   --------                       --------
        2001                        $(.27)                          $(.27)
        2000                        $(.25)                          $(.25)


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

Stock Grants
The Company issued 46,376 shares valued at $14,700 to certain employees in lieu of cash compensation during the year ended June 30, 2001. The shares were issued at $0.31697 per share being the average closing price of the Company's common stock for the thirty (30) -day period immediately preceding the grant date. The Company issued 700,000 shares valued at $210,000 to certain Directors and a related party. The shares were issued at $0.30 per share, per the recommendations of the Independent Committee of the Board of Directors meeting dated April 5, 2001.

Employee Savings Plan
The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company contributes 1% to 2% of the annual compensation for all participating employees who are contributing 1% to 5% of their compensation. Plan expense for the years ended June 30, 2001 and 2000 amount to $48,592, and $65,337, respectively.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE 7.  INCOME TAXES

At June 30, 2001, the Company had U.S. net operating loss carryforwards of approximately $7,204,000 for income tax purposes that expire in varying amounts through 2011. These operating losses may be used to offset future taxable income in the United States. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards due to the uncertainty of their realization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     2001                  2000
                                                              -----------           -----------
           Deferred tax assets:
            Accrued vacation                                  $    21,553           $    29,727
            Net operating loss carry forwards-US                2,856,446             2,456,283
            Other - net                                           105,858                79,458
                                                              ---------------------------------
             Total deferred tax assets                          2,983,857             2,565,468
            Valuation allowance                                (2,948,715)           (2,486,175)
                                                              ---------------------------------
             Net deferred tax assets                               35,142                79,293

           Deferred tax liability:
            Book basis in excess of tax basis of
             intangible assets                                     35,142                79,293
                                                              ---------------------------------
             Net deferred tax asset                           $         0           $         0
                                                              =================================

The sources of the Company's consolidated loss before income taxes for the years ended June 30 consist of:

                                               2001                 2000
                                        -----------          -----------
United States                           $(1,440,650)         $  (450,821)
Foreign                                                         (667,050)
                                        --------------------------------
Loss before income tax expense          $(1,440,650)         $(1,117,871)
                                        ================================

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE 7.  INCOME TAXES (continued)

A reconciliation of the Company's income tax provision for fiscal 2001 and 2000 and the amount computed by applying the statutory United States income tax rate of 34% consists of:

                                                                  2001           2000
                                                             ---------      ---------
     Federal income taxes at statutory rate                  $(419,036)     $(161,823)
     Foreign and state income taxes                            (73,948)        11,530
     Change in valuation allowance                             462,540        246,366
     Goodwill and other non-deductible amortization            (44,151)        (5,109)
     Other items                                                74,595        (79,434)
                                                             ------------------------
     Total income taxes                                                     $  11,530
                                                             ========================

There was no provision for the income taxes necessary for the year ending June 30, 2001. State income taxes in the amount of $11,530 were recognized for the year ending June 30, 2000.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000


NOTE 8.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 2001 and 2000 is $234,289 and $219,544 respectively.

The table below sets forth the Company's capital and operating lease obligations for office space and equipment used in operations payable during the fiscal years ending June 30

                             Capital                    Operating Leases                      Total
                             Leases              Property             Equipment            Commitments
                        ---------------     -----------------     ----------------     -----------------
     2002                    $47,711              $176,929            $24,917                $249,557
     2003                     22,299               176,929             24,022                 223,250
     2004                     16,797               176,929             17,586                 211,312
     2005                      8,779                44,232              7,461                  60,472
     2006
                        ---------------     -----------------     ----------------     -----------------
                             $95,586              $575,019            $73,986                $744,591
                        ===============     =================     ================     =================
     Less amount
      representing
      interest                21,512
                        ---------------

     Net obligations
      under capital
      leases                 $74,074
                        ===============

NOTE 9.  EARNINGS (LOSS) PER SHARE

At June 30, 2001 and 2000, the effect of potentially dilutive securities is anti-dilutive due to Net loss. The following potentially dilutive securities were outstanding:

                                   2001                             2000
                           Number        Price Range        Number         Price Range
                                              $                                 $
Employee options          461,000         .18 - .44         421,250         .26 - 1.00
Other options             166,250         .68- .315         313,750        .315 - 1.00
Warrants

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000


NOTE 10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial data is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the selected data have been included.

                                                                                               Earnings
                                                                                                (loss)
                                    Revenues          Gross profit          Net loss           Per Share
                                    --------          ------------          --------           ---------
 Year ended June 30, 2001
 Quarter ended
      September 30, 2000           $1,488,873          $   76,959         $  (211,542)           $ (.05)
      December 31, 2000             1,506,398             396,904            (369,022)             (.07)
      March 31, 2001                1,704,256             388,110            (112,160)             (.02)
      June 30, 2001                 1,903,691             362,807            (747,926)             (.12)
                                   --------------------------------------------------------------------
                                   $6,603,218          $1,224,780         $(1,440,650)            (0.26)
                                   ====================================================================

 Year ended June 30, 2000
 Quarter ended
      September 30, 1999           $1,704,516          $  484,606         $   (44,274)           $ (.01)
      December 31, 1999             1,547,835             368,471            (285,032)             (.06)
      March 31, 2000                1,764,366             387,550            (327,618)             (.07)
      June 30, 2000                 1,775,574             251,265            (472,477)             (.11)
                                   --------------------------------------------------------------------
                                   $6,792,291          $1,491,892         $(1,129,401)           $ (.25)
                                   ====================================================================

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 AND 2001

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

Revenue                              Sep 30, 2000   Dec 31, 2000   Mar 31, 2001   June 30, 2001      Total
                                     -------------  -------------  -------------  --------------  ------------
     United States                     $1,488,873     $1,506,398     $1,704,256      $1,903,691   $ 6,603,218
     United Kingdom/West. Europe          362,259        222,856        250,610                       835,725
                                       ----------------------------------------------------------------------
                                       $1,851,132     $1,729,254     $1,954,866      $1,903,691   $ 7,438,943
                                       ======================================================================

Income (loss) before income tax
     United States                     $ (286,492)    $ (314,242)    $ (169,980)     $ (556,488)  $(1,327,202)
     United Kingdom/West. Europe           74,950        (54,780)        57,820        (191,438)     (113,448)
                                       ----------------------------------------------------------------------
                                       $ (211,542)    $ (369,022)    $ (112,160)     $ (747,926)  $(1,440,650)
                                       ======================================================================

Depreciation
     United States                     $   36,268     $   27,197     $   24,269      $   29,418   $   117,152
     United Kingdom/West. Europe          (36,227)        27,199        (46,205)              0       (55,233)
Amortization-U.S. only                      3,030          3,030          3,030         116,310       125,400
                                       ----------------------------------------------------------------------
                                       $    3,071     $   57,426     $  (18,906)     $  145,728   $   187,319
                                       ======================================================================

Revenue                               Sep 30, 1999   Dec 31, 1999   Mar 31, 2000   June 30, 2000      Total
                                      -------------  -------------  -------------  --------------  ------------
     United States                     $1,704,516     $1,547,835     $1,764,366      $1,775,574   $ 6,792,291
     United Kingdom/West. Europe          477,265        501,340        599,974         627,445     2,206,024
                                       ----------------------------------------------------------------------
                                       $2,181,781     $2,049,175     $2,364,340      $2,403,019   $ 8,998,315
                                       ======================================================================

Income (loss) before income tax
     United States                     $   57,204     $ (141,844)    $ (174,524)     $ (191,657)  $  (450,820)
     United Kingdom/West. Europe         (101,478)      (139,320)      (149,254)       (276,999)     (677,051)
                                       ----------------------------------------------------------------------
                                       $  (44,274)    $ (281,164)    $ (323,778)     $ (468,656)  $(1,127,871)
                                       ======================================================================

Depreciation
     United States                     $   36,415     $   36,977     $   29,860      $   37,452   $   140,704
     United Kingdom/West. Europe           19,672         20,943         17,109          (5,271)       52,453
Amortization-U.S. only                      3,030          3,030          3,030           3,030        12,120
                                       ----------------------------------------------------------------------
                                       $   59,117     $   60,950     $   49,999      $   35,211   $   205,277
                                       ======================================================================
Identifiable Assets                    June 30, 2001   June 30, 2000
                                       -------------   -------------
     United States                     $2,232,012     $    2,047,825
     United Kingdom/West. Europe                             510,864
                                       -----------------------------
                                       $2,232,012     $    2,558,689
                                       =============================

Major Customers
One customer in the United States accounted for 11% of consolidated revenue for fiscal year 2001. One customer in the United States accounted for 13% of consolidated revenue for fiscal year 2000.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE  12: SUBSEQUENT EVENTS:

On August 30, 2001 the Company entered into a two year agreement with a U.S. finance company, for a revolving line of credit of $1,500,000, at an interest rate of prime plus 2.25%.

The Board of Directors meeting dated September 25, 2001 resolved to:
     1. To extend for a period of six months the Maida Vale Limited promissory note of $350,000. Thus the due date for the note would be extended from September 25, 2001 to March 25, 2002.
     2. To convert into shares of common stock the convertible note of Datamatics to the extent of $302,281, as per the letter received from Datamatics dated September 25, 2001. The Company issued 839,668 shares at a conversion price of $0.36 per share, as per the terms of the convertible note. The balance of the unpaid portion of the convertible note amounting to $300,000 (balance of $550,000 at June 30, 2001) be rolled over into a new convertible note due November 1, 2003, at a conversion price of $0.20 (per the recommendations of the Independent Committee of the Board of Directors, meeting dated September 17, 2001). To this note and on the same terms to be added another $300,000 received from Datamatics as fresh cash infusion.
     3. To issue 300,000 warrants to Datamatics to purchase 300,000 shares of common stock at $0.20 per share at any time after October 2003 and before March 2004, in compensation for the corporate guaranty given for a two year period on $1,500,000 (per the recommendations of the Independent Committee of the Board of Directors, meeting dated September 17, 2001).
     4. To defer the stock grant agreement dated August 24, 2001 to the President & CEO of the Company, Richard J. Orlando for 115,000 shares at $0.20 (being the closing share price for the Company's share on the OTCCB on the grant date), until the end of the fiscal year.


NOTE  13: RELATED PARTY MATTERS:

Datamatics is a principal stockholder of the Company. As of June 30, 2001, the Company owed Datamatics $550,000 in the form of a convertible promissory note (note 5). Datamatics provides data conversion, imaging, and other services to the Company and received payments for such services of $381,000 and $536,878 for the fiscal years ended June 30, 2000 and 2001, respectively. Datamatics also extended the credit terms for the amounts due for services provided. Datamatics America Inc. (DAI) a Datamatics Group Company provides computer software and professional services to the Company. Datamatics received payments for such services $15,369 for the fiscal years ended June 30, 2001.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors
The officers and directors of the Company are:

Name                       Age            Position with Company
----                       ---            ---------------------

Robert W. Forsyth          61             Chairman of the Board of Directors

Lalit S. Kanodia           60             Director

Tom W. Olofson             59             Director

Lee R. Petillon            71             Director

Pradeep Barthakur          52             Director

Hans Lindroth              42             Director

Vidur V. Bhogilal          31             Director, Vice President and Secretary

Richard J. Orlando         52             President and Chief Executive Officer


Mr. Forsyth has been a director since June 5, 1997. In January 1999, he was elected Chairman of the Board of Directors. He has extensive experience in systems integration, software development and e-commerce markets. Mr. Forsyth was President and CEO of Travelogix, a travel technology company located in Houston, Texas, from October 1995. Travelogix is a wholly owned subsidiary of Tallard Infologix, N.V. Prior to joining Travelogix, he was President of the Outsourcing Marketing Division of Computer Sciences Corporation, from 1992 and Group Vice President of Program Development, from 1975 to 1987. Mr. Forsyth was President of Synercom Technology in Houston from 1987 to 1992.

Dr. Kanodia was elected director at the regular meeting of the Board of Directors on October 19, 2000. He is the Chairman of the Datamatics Group of companies, and on the Board of Directors of various other corporations. Dr. Kanodia founded the Indian IT industry in India, after obtaining his PhD from Massachusetts Institute of Technology. Dr. Kanodia was a Ford Foundation Fellow and a consultant to numerous multinationals. He has extensive experience in the field of Information Technology, and is on numerous Executive Committees that promote IT.

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

Mr. Bhogilal was elected director at the regular meeting of the Board of Directors on October 19, 2000. Mr. Bhogilal joined the Company on February 15, 2001 as Vice President Finance and Secretary. Mr. Bhogilal is a qualified CPA, Chartered and Cost Accountant and has a law degree. Prior to joining the company, he was Manager Business Development at Datamatics from 1998. Prior to joining Datamatics he was Manager Finance and Legal at Diamond Trading NV, Belgium from 1995 and with Arthur Andersen, India as Senior Consultant from 1994. Mr. Bhogilal is the son-in-law of Dr. Lalit S. Kanodia.

Mr. Richard Orlando joined the Company on December 12, 2000 as President and Chief Executive Officer. Mr. Orlando has extensive experience in the field of Operations, Sales and Marketing. Prior to joining the Company Mr. Orlando was Senior Vice President Sales at Myway.com a CMGI company from 1996. Prior to Myway, he was Vice President with Computertown Inc. from 1994, and Vice President at Data General Corporation from 1992. Prior to Data General Mr. Orlando was Vice President at Wang Laboratories.

All directors hold office until the next annual meeting of shareholders and
until their successors are duly elected and qualified.   Officers are elected on
an annual basis by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act
The Company believes that during the fiscal year ended June 30, 2001, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth, for the fiscal year ended June 30, 2001 the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company, or would have exceeded $100,000 if they had been employed by the Company for the entire year.

                                                 Annual                           Long Term
                                              Compensation                   Compensation Award
                                              ------------                   ------------------
                                                                        Securities
Name and Principal                                                      Underlying          All Other
Position                     Year      Salary ($)     Bonus ($)        Options (#)      Compensation ($)
--------                     ----      ----------     ---------        -----------      ----------------
Christopher Parker
Chief Executive Officer      2001         77,224                                               70,000
                             ----
                             2000        148,404                         250,000               11,514
                             ----

Paul Parshley
Chief Financial Officer      2001         37,182
                             ----
                             2000        109,361                         100,000
                             ----

Richard Orlando
Chief Executive Officer      2001         89,519          45,938         291,000
                             ----

Vidur Bhogilal
Chief Financial Officer      2001         31,789                          50,000
                             ----

Raymond Barlow
Director of Sales            2001         58,510                          30,000
                             ----

Stock Options Issued
Mr. Orlando was issued 166,000 options and 125,000 options, Mr. Bhogilal was issued 50,000 shares, and Mr. Barlow was issued 30,000 shares, in connection with the Company's Employee Stock Option Plan.


                              Option/SAR Grants in Last Fiscal Year
                                         Individual Grants

                          Number of Securities      % of Total Options/SARs     Exercise or
                          Underlying Options/        Granted to Employees           Base
      Name                    SARs Granted              in Fiscal Year          Price ($/sh)     Expiration Date
----------------              ------------              --------------          ------------     ---------------
Richard Orlando                  166,000                    39.43 %                 .25            Dec. 12, 2005
Richard Orlando                  125,000                    29.69 %                 .33            May 17, 2006
Vidur Bhogilal                    50,000                    11.88 %                 .28            Feb. 16, 2006
Raymond Barlow                    30,000                     7.13 %                 .41            Feb. 5, 2006

Stock Options Exercised
During the year ended June 30, 2001 no stock options were exercised by the named executives and no stock options previously awarded were repriced. The following table sets forth, as of June 30, 2001 the exercisable and unexercisable portions of stock options held by the named executives.

                                                                         Number of Securities Underlying
                          Shares Acquired           Value          Unexercised Options at Fiscal Year End (#)
                                                                   ------------------------------------------
Name                      on Exercise ($)        Realized ($)          Exerciseable           Unexercisable
----                      ---------------        ------------          ------------           -------------
Richard Orlando                  -                    -                    58,200                 232,800

Vidur Bhogilal                   -                    -                    10,000                  40,000

Raymond Barlow                                                              6,000                  24,000

As of June 30, 2001 there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executives.


Long-Term Incentive Plan Awards
The Company has no Long-term Incentive Plan Awards currently in effect.

Compensation of Directors
Outside directors receive compensation of $1,000 per quarter plus $750 per day and actual expenses to attend regular meetings. The Chairman of the Board of Directors receives $9,000 per quarter, plus actual expenses to attend regular meetings.

Employment Contracts
The Company has entered into an agreement dated December 12, 2000 with Mr. Richard J. Orlando to serve the Company as President and Chief Executive Officer. The contract expires June 30, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The following table sets forth, as of September 25, 2001 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.

      NAME AND ADDRESS                                    NO. OF SHARES           PERCENT OWNED (1)
      Datamatics Technologies Limited (2)                    7,402,023                 73.36%
      Unit 117/120 SDF 4, SEEPZ
      Andheri East, Mumbai -400096 India

      Maida Vale Limited (3a, 3b)                            7,402,023                 73.36%
      P. O. Box 545
      St. Helier, Jersey JE4
      8XY, Channel Islands

      Richard P. Kiphart (4)                                   386,446                  5.45%
      222 West Adams
      Chicago, IL 60603

      Robert W. Forsyth (5)                                     96,000                  1.35%
      3568 Fair Oaks Way, Long Boat Key,
      FL 34228-4167

      Lee R. Petillon (6)                                       54,750                      *
      21515 Hawthorne Blvd., #1260
      Torrance, CA  90503

      Tom W. Olofson (7)                                       307,250                  4.31%
      400 West 49th Terrace Unite 2136
      Kansas City, MO,  614112

      Pradeep Barthakur (8)                                    305,750                   4.3%
      26 Derby Lane
      Tyngsboro, MA 01879

      Dr. Lalit S. Kanodia (9)                               7,402,023                 73.36%
      Unit 117/120 SDF 4, SEEPZ
      Andheri East, Mumbai -400096 India

      Richard J. Orlando (10)                                  173,200                  2.38%
      7 Laconia Circle
      North Andover, MA 01845

      Vidur V. Bhogilal (11)                                   160,000                  2.25%
      30 Royal Crest Drive Apt # 2
      North Andover, MA 01845


     Hans Lindroth (12)                                              20,000                        *
     Odelbergs V9
     134 40 GUSTAVBERG
     Sweden

     All Directors and Officers
     as a Group (8 persons)                                       7,291,210                      70.67

     * Less than one percent (1%)

(1) Based on 7,089,596 shares outstanding on September 25, 2001, exercisable options, in aggregate, on such date, for a total of 10,408,046.

(2) Includes 3,367,842 shares owned by Datamatics and 3,000,000 shares, which Datamatics has the right to acquire upon conversion of a loan from Datamatics to the Company. Also includes 1,034,181 shares owned by Maida Vale, which shares are subject to a voting agreement between Datamatics and Maida Vale.
The Datamatics Group is an India based Global Software and IT Solutions Company. Their expertise spans Software Development, Knowledge Management, Offshore Software Development, Professional Services, Product Enhancement, Support Services and many more. Datamatics has a corporate history of over 25 years, with a current employee strength of 2,300, and clients in 50 countries.

(3a) Includes 1,034,181 shares owned by Maida Vale. Also includes 3,367,842 shares owned by Datamatics, and 3,000,000 shares which Datamatics has the right to acquire upon conversion of a loan from Datamatics to the Company, which shares are subject to a voting agreement between Datamatics, and Maida Vale.
(3b) Maida Vale is wholly owned by Hammerwood (B.V.I.) Limited. Hammerwood is controlled by Elmwood Investment Holdings Ltd., a holding company organized in the British Virgin Islands. The Peder Sager Wallenberg Charitable Trust has the right to receive 25% of 99.9% of all dividends declared by Hammerwood and 99.9% of all assets of Hammerwood distributed upon any liquidation thereof. Additional information about Maida Vale and its affiliates is contained in Amendment No. 7 to the Schedule 13D filed by such persons with the Securities and Exchange Commission on October 26, 2000.

(4) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 350,686 shares owned directly, and 35,760 shares held in total by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(5) The shares beneficially owned by Mr. Forsyth consist of 76,000 shares owned directly and vested options to purchase 20,000 shares.

(6) The shares beneficially owned by Mr. Petillon consist of 32,750 shares pursuant to vested stock options, 12,000 shares owned directly by Mr. Petillon and 10,000 shares owned by Petillon & Hansen, of which Mr. Petillon is a partner.

(7) The shares beneficially owned by Mr. Olofson consist of 271,500 shares owned directly, and vested options to purchase 35,750 shares.

(8) The shares held by Mr. Barthakur consist of 279,000 shares owned directly, vested rights to purchase 26,750 shares pursuant to stock options.

(9) Dr. Lalit S. Kanodia has beneficial ownership of 96.96% of Datamatics Technologies Ltd.'s outstanding shares. Datamatics directly owns 3,367,842 shares and has the right to acquire 3,000,000 shares upon conversion of a loan given to the Company.

(10) The shares held by Mr. Orlando consist of vested stock options to purchase 58,200 shares, and a deferred stock grant for 115,000 shares exercisable before June 30, 2002.

(11) The shares beneficially owned by Mr. Bhogilal consist of 10,000 shares pursuant to vested stock options, and 150,000 shares owned directly by Mr. Bhogilal.

(12) The shares held by Mr. Lindroth consist of vested options to purchase 20,000 shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company extended for a period of six months the Maida Vale Promissory Note of $350,000 due on September 25, 2001. Datamatics exercised its option to convert into shares of common stock of the Company to the extent of $302,281 ($250,000 of unpaid principal amount and $52,281 of unpaid interest) of the $550,000 Convertible Note due September 25, 2001, and the remaining $300,000 was rolled over into a new Convertible Note due November 1, 2003. The Company added another $300,000 (received as fresh cash infusion from Datamatics) to the new note, making the amount of the new note $600,000. The terms of the New Convertible Note offer Datamatics the option to convert the unpaid portion (principal and interest) into shares of common stock of the Company at a price of $0.20 per share.

Datamatics provides data conversion, imaging, and other services to the Company. Datamatics received payments for such services of $381,000 and $536,878 for the fiscal years ended June 30, 2000 and 2001, respectively. Datamatics also extended over seven month credit terms for the amounts due for services provided. Further, Datamatics gave its unconditional corporate guaranty for the $1,500,000 revolving line of credit entered into with a US Finance company for a two year period. The Board of Directors meeting dated September 25, 2001 issued warrants to Datamatics to purchase 300,000 shares of common stock of the Company at a price of $0.20 per share, after October 2003 and before March 2004, in compensation for this guaranty.

Datamatics America Inc. (DAI) a Datamatics Group Company provides computer software and professional services to the Company. Datamatics received payments for such services $15,369 for the fiscal years ended June 30, 2001.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

     Exhibit
     Number
        1  Revolving Credit Agreement dated August 30, 2001

        2  Convertible Promissory Note dated September 25, 2001

       21 Subsidiaries of the registrant (also disclosed on page 2 in Item 1 of this 10-KSB)

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

 Exhibit No.     Description                                     Filed as Exhibit:
     2           Plan of Recapitalization                        2 to Form 8-K dated February 19, 1993

     2.1         Amendment to By-Laws of Saztec                  2.1 to Form 10-QSB for the quarter ended March 31, 1998
                 International, Inc.

     3           Articles of Incorporation and By-Laws           3 to Form 10-K for the year ended June 30, 1990


     3(i)        Certificate of Amendment of Articles of         3(i) to Form 10-QSB for the quarter ended September 30, 1997
                 Incorporation of Saztec International,
                 Inc.

     4           Instruments defining the rights of              4 to Form 10-K for the year ended June 30, 1990
                 security holders including indentures.


     4.1         Ten Year Convertible Debenture Note             4 to Form 10-K for the year ended June 30, 1992
                 Agreement

     4.2         Certificate of Determination for the            4 to Form 8-K dated February 19, 1993
                 establishment of the Series A
                 Cumulative Preferred Stock

     4.3         Registration Rights Agreement dated             4 to Form 8-K dated December 31, 1993
                 December 31, 1993 among Saztec
                 International, Inc., Tallard B.V.,
                 Barry Craig, and the Preferred
                 Shareholders


    10.1         Stock Purchase Agreement between Saztec         10 to Form 8-K dated October 5, 1994
                 International, Inc., and Tallard B.V.

    10.2         Agreement dated January 9, 1995 between         10 to Form 10-Q for the Quarter ended December 31, 1994
                 Saztec International, Inc., the
                 Meyerson Group and the Placement
                 Warrant Holders

    10.3         The rescission of the purchase of CFL,          2 to Form 8-K dated February 17, 1993
                 Ltd. common stock

   10.4          Loan Agreement between Tallard B.V. and         10 to Form 8-K dated February 19, 1993
                 Saztec Europe, Ltd.

   10.5          Conversion Agreement dated December 31,         10 to Form 8-K dated December 31, 1993
                 1993 among Saztec International, Inc.,
                 Tallard B.V., and the Preferred
                 Shareholders

   10.6          Renewal of Revolving Credit Agreement           10 to Form 8-K dated June 2, 1995

   10.7          Renewal of Revolving Credit Agreement           10 to Form 8-K dated June 19, 1995

   10.8          1995 Employee Stock Option Plan                 10.8 to Form 10K-SB, for the year
                                                                 ended June 30, 1995

   10.9          1995 Non-Employee Directors Stock               10.9 to Form 10K-SB, for the year
                 Option Plan                                     ended June 30, 1995

   10.10         Employment Agreement for Gary N.                10.10 to Form 10K-SB, for the
                 Abernathy of  January 1, 1995                   year ended June 30, 1995

   10.11         Renewal of Revolving Credit Agreement           10.11 to Form 10K-SB, for the
                 dated August 12, 1995                           year ended June 30, 1995

   10.12         Renewal of Revolving Credit Agreement           10.12 to Form 10K-SB, for the
                 dated January 29, 1996                          year ended June 30, 1996

   10.13         Renewal of credit agreement dated July          10.13 to Form 10K-SB for the year
                 1, 1997                                         ended June 30, 1997

   10.14         Renewal of credit agreement dated               10.14 to Form 10K-SB for the year
                 October 7, 1997                                 ended June 30, 1997

   10.15         Employment contract, Christopher Parker         10.15 to Form 10-QSB for the
                                                                 quarter ended March 31, 1998

   10.16         Renewal of revolving credit agreement           10.16 to Form 10-QSB for the
                 dated April 1, 1998                             quarter ended March 31, 1998

   16            Change in certifying public accountants         1 to Form 8-K dated January 26,1996

   99            Delisting of common stock by NASDAQ             1 to Form 8-K dated November 21, 1995
                 Stock Market, Inc.

   100           Revolving Credit agreement dated August         1 to Form 10-KSB for the period
                 30, 2001                                        ended June 30, 2001

   101         Convertible Promissory Note dated         2 to Form 10-KSB for the period
               September 25, 2001                        ended June 30, 2001

(b) Reports on Form 8-K:
     None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 25, 2001


  SAZTEC INTERNATIONAL, INC.
  --------------------------



  By:   /s/ Robert W. Forsyth
     -----------------------------------------
        Robert W. Forsyth
        Chairman of the Board and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2001.

     Signature                            Capacity
     ---------                            --------

     /s/ Robert W. Forsyth                Chairman of the Board and Director
     ---------------------
     Robert W. Forsyth

     /s/Richard J. Orlando                President and Chief Executive Officer
     ---------------------
     Richard J. Orlando

     /s/ Vidur V. Bhogilal                Vice President of Finance, Secretary
     ---------------------                and Director
     Vidur V. Bhogilal

     /s/ Tom W. Olofson
     ------------------                   Director
     Tom W. Olofson

     /s/ Lee R. Petillon
     -------------------                  Director
     Lee R. Petillon

     /s/ Lalit S. Kanodia
     --------------------                 Director
     Lalit S. Kanodia

     /s/ Hans Lindroth
     -----------------                    Director
     Hans Lindroth

     /s/ Pradeep Barthakur
     ---------------------                Director
     Pradeep Barthakur

                                 EXHIBIT INDEX

  EXHIBIT        DESCRIPTION
------------   -----------------------------------------------------------------

1              Revolving Credit agreement dated August 30, 2001
2              Convertible Promissory Note date September 25, 2001

21             List of Subsidiaries