Form 10QSB
period 2001-09-30
SAZTEC INTERNATIONAL INC
filed 2001-11-14
CIK 801354

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

                         Commission File Number 0-15353

                          ----------------------------
                           SAZTEC INTERNATIONAL, INC.

              California                                     33-0178457
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification Number)


       900 Middlesex Turnpike., Building 5, Billerica, Massachusetts 01821
                     (Address of Principal Executive Office)

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

The number of shares outstanding of registrant's Common Stock at November 12, 2001, was 7,089,596 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                                   CONTENTS
                                   --------

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statements of Operations -
            Three months ended September 30, 2001 and 2000                                              3

         Consolidated Balance Sheets - September 30, 2001 and June 30, 2001                             4

         Consolidated Statement of Changes in Stockholders' Equity -
             September 30, 2001                                                                         5

         Consolidated Statements of Cash Flows -
            Three months ended September 30, 2001 and 2000                                            6-7

         Notes to Consolidated Financial Statements - September 30, 2001 and 2000
                                                                                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                  9-10


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                              10

Item 2. Changes in Securities                                                                          10

Item 3. Defaults Upon Senior Securities                                                                10

Item 4. Submission of Matters to a Vote of Security Holders                                            10

Item 5. Other Information                                                                              10

Item 6. Exhibits and Reports on Form 8-K                                                               10

Signatures                                                                                             11

                           SAZTEC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                     2001                2000
                                                                     ----                ----

  Revenues                                                         $1,516,188          $1,488,873

  Cost of services                                                  1,036,723           1,411,914
                                                             ------------------  ------------------

  Gross profit                                                        479,465              76,959

  Selling and administrative expense                                  505,871             341,455
                                                             ------------------  ------------------

  Loss from operations                                                (26,406)           (264,496)

  Interest expense                                                     27,209              21,997
                                                             --------------------------------------

  Loss before provision for income taxes                              (53,615)           (286,493)

  Income taxes                                                              -                   -
                                                             ------------------  ------------------

  Net loss from continuing operations                                 (53,615)           (286,493)
                                                             ------------------  ------------------

  Discontinued Operation

     Profit from discontinued segment before taxes                          -              74,951

     Applicable Tax Expense                                                 -                   -
                                                             ------------------  ------------------

  Net Loss                                                         $  (53,615)         $ (211,542)
                                                             ==================  ==================

  Loss per share basic and diluted
     From continuing operations                                    $    (0.01)         $    (0.07)

  Profit per share basic and diluted
     From discontinued operations                                           -          $     0.02

  Net loss per share basic and diluted                             $    (0.01)         $    (0.05)
  Weighted average number of shares                                 6,296,064           4,515,747


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001

                                     ASSETS

                                                                                           September 30, 2001       June 30, 2001
                                                                                           ------------------       -------------
                                                                                               Unaudited                Audited
                                                                                              -----------             -----------
Current assets
Cash and cash equivalents                                                                     $   794,548             $969,875
Restricted cash                                                                                    28,559               28,559
Accounts receivable, less allowance for doubtful accounts of $83,713 at
      September 30, 2001 and $83,713 at June 30, 2001                                             806,571              993,080
Work in process                                                                                    21,071               22,034
Prepaid expenses and other current assets                                                          88,913               24,553
                                                                                              -----------          -----------
Total current assets                                                                            1,739,662            2,038,101

Property and equipment, net                                                                       116,618              128,656

Other assets

Deposits and other assets                                                                          64,761               65,255
                                                                                              -----------          -----------
Total assets                                                                                  $ 1,921,041           $2,232,012
                                                                                              ===========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of Credit                                                                                $   541,300           $  545,447
Convertible note payable - related party                                                                0              550,000
Note payable - related party                                                                      350,000              350,000
Current portion of long-term debt and capital lease obligations                                    26,706               35,549
Accounts payable                                                                                1,042,112            1,328,204
Accrued liabilities                                                                               263,715              271,960

                                                                                              -----------          -----------
Total current liabilities                                                                       2,223,833            3,081,160

Long-term debt and capital lease obligations less current portion
Convertible note payable - related party                                                          300,000                    0
Capital lease obligations less current portion                                                     36,215               38,525
                                                                                              -----------          -----------
Total Long-term debt and capital lease obligations less current portion                           336,215               38,525

Stockholders' equity
Preferred stock-no par value; 1,000,000 shares authorized; no shares issued                             -                    -
Common stock-no par value; 10,000,000 shares authorized; 6,249,928 and
7,089,596 shares issued and outstanding at June 30, 2001 and September 30, 2001                13,480,047           13,177,766

Contributed capital                                                                                14,498               14,498
Accumulated deficit                                                                           (14,133,552)         (14,079,937)
                                                                                              -----------          -----------
Total stockholders' equity                                                                      (639,007)            (887,673)
                                                                                              -----------          -----------
Total liabilities and stockholders' equity                                                    $ 1,921,041          $ 2,232,012
                                                                                              ===========          ===========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2001

                                               Common Stock
                                         ----------------------
                                         Number of                     Contributed      Accumulated
                                           Shares      Amount             Capital         Deficit
                                         ---------   -----------        ----------      ------------
Balance at June 30, 2001                 6,249,928   $13,177,766           $14,498      $(14,079,937)

Conversion of Note payable
 and accrued interest                      839,668      $302,281
Net loss                                                                                     (53,615)
                                         ---------   -----------        ----------      ------------
Balance at September 30, 2001            7,089,596   $13,480,047           $14,498      $(14,133,552)
                                         =========   ===========        ==========      ============

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

Increase (decrease) in cash                                                     2001               2000
                                                                                ----               ----
Cash flows from operating activities:
Net loss                                                                    $   (53,615)       $  (211,542)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 16,838              3,071
   Recovery of bad debts                                                              -               (897)

Changes in assets and liabilities:
   Accounts receivable                                                          186,509            144,388
   Work in process                                                                  963            (33,297)
   Prepaid expenses and other current assets                                    (64,360)           (43,123)
   Deposits and other assets                                                        494            (43,223)
   Accounts payable                                                            (286,092)            30,779
   Accrued liabilities                                                           (8,245)          (154,230)
   Customer deposits and non-current accrued expenses                                              (10,532)
                                                                            -----------        -----------
Net cash used in operating activities                                          (207,508)          (318,606)
                                                                            -----------        -----------

Cash flows from investing activities:
   (Additions) disposals to property and equipment net                           (4,800)            86,121
   Payments received on notes receivable                                                             4,291
                                                                            -----------        -----------
Net cash (used by) provided by investing activities                              (4,800)            90,412
                                                                            -----------        -----------

Cash flows from financing activities:
   Principal payments on/conversion of debt and capital lease
        obligations                                                            (261,153)           (53,581)
   Borrowings on revolving credit line                                        1,834,857          1,576,450
   Payments on revolving credit line                                         (1,839,004)        (1,580,720)
   Issuance of common stock issue                                               302,281             14,700
                                                                            -----------        -----------
Net cash provided by (used in) financing activities                              36,981            (43,151)
                                                                            -----------        -----------

Effect of exchange rate changes on cash                                                              1,014
                                                                            -----------        -----------

Net (decrease) in cash and cash equivalents                                    (175,327)          (270,331)

Cash and cash equivalents at beginning of period                                969,875            484,294
                                                                            -----------        -----------

Cash and cash equivalents at end of period                                  $   794,548        $   213,963
                                                                            ===========        ===========


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                       2001           2000
                                                                                       ----           ----
  Supplemental schedule of non-cash investing and financing activities:

  Financed purchases of property and equipment through notes payable                  $     0        $     0
                                                                                      =======        =======

  Converted $302,281 of debt and accrued interest for common stock                    $     0        $     0

  Supplemental disclosures of cash flow information:

     Cash paid during the period for:
       Interest                                                                       $17,891        $22,196
                                                                                      =======        =======

      Income taxes                                                                    $     0        $     0
                                                                                      =======        =======

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

Certain financial information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto as of June 30,2001 appearing in the Company's annual report on Form 10-KSB for the year ended June 30,2001.

NOTE 2.  COMMON STOCK

Per a resolution adopted by the Board of Directors, the Company issued on September 25, 2001, 839,668 shares of common stock to Datamatics Technologies Ltd. (Datamatics). Datamatics informed the Company of its intent to convert as per the terms of the convertible note dated September 25, 2000, $ 302,281 of the unpaid principal and interest. The conversion was done at $ 0.36 per share.

NOTE 3. LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period which totaled 6,296,064 and 4,515,747 for the quarters ended September 30, 2001, and 2000, respectively.

NOTE 4. ECONOMIC DEPENDENCE:

The company is reliant on its parent to meet its cash flow requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended September 30, 2001 increased 1.83% to $1,516,188 from $1,488,873 for the quarter ended September 30, 2000. Gross profit for continuing operations increased $402,506 from $76,959 to $479,465 in the current year, with gross margin increasing to 31.62% from the prior year margin of 5.17%. The substantial increase in the gross margin resulted from the implementation of the new outsource business model. Leveraging the relationship with its parent Datamatics the Company was able to improve processes and re-organize workflows and production methodologies. Re-structuring exercises undertaken by management in the first half of the calendar year also contributed to altering the production costs.

Selling and administrative (S&A) expenses for the quarter ended September 30, 2001 increased $164,416 to $505,871 from $341,455 for the same period in the prior year. The increase is a result of the additional sales resources and enhanced marketing efforts.

Loss from continuing operations was $(53,616) for the quarter ended September 30, 2001 compared to $(286,493) for the quarter ended September 30, 2000. Income from discontinued operations for the quarter ended September 30, 2000 was $74,951. The significant decrease in the net loss was largely attributable to higher operating margins.

Capital Resources and Liquidity

At September 30, 2001 the Company had borrowed $541,300 under its revolving credit agreement, which allows for borrowings of $1,500,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.25% (8.25 % at October 31, 2001). The credit agreement is collateralized by substantially all domestic assets of the Company, and an unconditional corporate guaranty of Datamatics. The revolving credit agreement was entered into on August 30, 2001 and is intended to be a continuing agreement, remaining in full effect for an initial term of two years.

On September 25, 2001 the Company extended its promissory note agreement with Maida Vale Ltd, in the amount of $350,000 for a further six months. The note provides for simple interest at the prime lending rate plus 2.0%. Datamatics notified the Company of its intention to convert $302,281 of the total $602,281 unpaid principal and interest on its convertible promissory note due September 25, 2001. The Company issued 839,668 shares of the common stock of the company at a conversion price of $0.36 per share on September 25, 2001. The unconverted $300,000 was rolled over into a new convertible note due November 1, 2003. Furthermore, the Company added to this new convertible note another $300,000 received as a fresh cash infusion from Datamatics in October 2001, to make the new note amount $600,000. The note agreement provides for simple interest at the prime lending rate plus 2.0% and is due November 1, 2003. The note may be converted to shares of Saztec common stock at the holder's request at any time during the term of the note at a conversion rate calculated at $.20 per share for the outstanding principle and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder.

The company believes that its strong cash position, unused borrowing facility and cash flow from operations will provide sufficient liquidity and enable the company to meet its current and foreseeable working capital requirements.

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

None

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: November 12, 2001

       SAZTEC INTERNATIONAL, INC.
       -----------------------------
       (Registrant)

       By:    /s/ Richard J. Orlando
              ----------------------
              Richard J. Orlando
              President and CEO