Form 10QSB
period 2001-12-31
SAZTEC INTERNATIONAL INC
filed 2002-02-14
CIK 801354

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 2001

                        Commission File Number 0-15353

                         ____________________________
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

The number of shares outstanding of registrant's Common Stock at February 14, 2002, was 7,089,596 shares.

                          SAZTEC INTERNATIONAL, INC.
                                  FORM 10-QSB
                       QUARTER ENDED DECEMBER 31,  2001


                                   CONTENTS
                                   --------


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements:

        Consolidated Statements of Operations -
         Three months ended December 31, 2001 and 2000                                        3

        Consolidated Statements of Operations -
         Six months ended December 31, 2001 and 2000                                          4

        Consolidated Balance Sheets - December 31, 2001 and June 30, 2001                     5

        Consolidated Statement of Changes in Stockholders' Equity -
           December 31, 2001                                                                  6

        Consolidated Statements of Cash Flows -
         Six months ended December 31, 2001 and 2000                                        7 - 8

        Notes to Consolidated Financial Statements - December 31, 2001 and 2000               9


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                              10 - 11

PART II - OTHER INFORMATION
----------------------------

Item 1. Legal Proceedings                                                                    12

Item 2. Changes in Securities                                                                12

Item 3. Defaults Upon Senior Securities                                                      12

Item 4. Submission of Matters to a Vote of Security Holders                                  12

Item 5. Other Information                                                                    12

Item 6. Exhibits and Reports on Form 8-K                                                     12

Signatures                                                                                   13

                 SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

                                                                         2001                     2000
                                                                         ----                     ----
Revenues                                                           $1,239,534               $1,506,398

Cost of services                                                      855,692                1,109,492
                                                                   ----------               ----------

Gross profit                                                          383,842                  396,906

Selling and administrative expense                                    483,297                  504,053
                                                                   -----------------------------------

Loss from operations                                                  (99,455)                (107,147)

Interest expense                                                       31,944                   42,457
Interest income                                                        (4,167)                  (2,149)
                                                                   -----------------------------------

Other income/expense - net                                              6,539                  166,787
                                                                   -----------------------------------

Loss before provision for income taxes                               (133,771)                (314,242)

Income taxes                                                                -                        -
                                                                   -----------------------------------

Net loss from continuing operations                                $ (133,771)              $ (314,242)
                                                                   -----------------------------------
Discontinued Operation
   Loss from discontinued segment before taxes                              -                  (54,780)

   Applicable Tax Expense                                                   -                        -
                                                                   -----------------------------------

Net Loss                                                           $ (133,771)              $ (369,022)
                                                                   ===================================
Net Loss per share basic and diluted
   from continuing operations                                      $     (.02)              $     (.06)
                                                                   ===================================
Net Loss per share basic and diluted
   from discontinued operations                                             -               $     (.01)
                                                                   ===================================
Net Loss per share basic and diluted                               $     (.02)              $     (.07)
                                                                   ===================================
Weighted average common shares basic and diluted                    7,089,596                5,356,729
                                                                   ===================================

                            See accompanying notes.

                 SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)


                                                                         2001                    2000
                                                                         ----                    ----
Revenues                                                           $2,755,721              $2,995,271

Cost of services                                                    1,892,415               2,521,407
                                                                -------------------------------------

Gross profit                                                          863,306                 473,864

Selling and administrative expense                                    985,420                 845,506
                                                                -------------------------------------

Loss from operations                                                 (122,114)               (371,642)

Interest expense                                                       68,697                  69,925
Interest income                                                        (6,947)                 (4,616)
                                                                -------------------------------------

Other income/expense - net                                              3,525                 163,783
                                                                -------------------------------------

Loss before provision for income taxes                               (187,389)               (600,734)

Income taxes                                                                -                       -
                                                                -------------------------------------

Net loss from continuing operations                                  (187,389)               (600,734)
                                                                -------------------------------------
Discontinued Operation
   Income from discontinued segment before taxes
                                                                            -                  20,170

   Applicable Tax Expense                                                   -                       -
                                                                -------------------------------------

Net Loss                                                           $ (187,389)             $ (580,564)
                                                                =====================================
Net Loss per share basic and diluted
   from continuing operations                                      $     (.03)             $     (.12)
                                                                =====================================
Net Income (Loss) per share basic and diluted
   from discontinued operations                                             -              $     .004
                                                                =====================================

Net Loss per share basic and diluted                               $     (.03)             $     (.12)
                                                                =====================================
Weighted average common shares basic and diluted                    6,694,998               4,929,379
                                                                =====================================

                            See accompanying notes.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND JUNE 30, 2001

                                    ASSETS

                                                                               December 31, 2001          June 30, 2001
                                                                               -----------------          -------------
                                                                                       Unaudited                Audited
                                                                                       ---------                -------
Current assets
Cash and cash equivalents                                                           $    707,431           $    969,875
Restricted cash                                                                           28,559                 28,559
Accounts receivable, less allowance for doubtful accounts of $83,751 at
   December 31, 2001 and $83,713 at June 30, 2001                                        800,465                993,080
Work in process                                                                           19,542                 22,034
Prepaid expenses and other current assets                                                 93,159                 24,553
                                                                               ----------------------------------------
Total current assets                                                                   1,649,156              2,038,101

Property and equipment, net                                                              128,058                128,656

Other assets                                                                              62,644                 65,255
                                                                               ----------------------------------------
Total assets                                                                        $  1,839,858           $  2,232,012
                                                                               ========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of Credit                                                                      $    431,621           $    545,447
Convertible note payable - related party                                                       0                550,000
Note Payable- related party                                                              350,000                350,000
Current portion of long-term debt and capital lease obligations                           33,099                 35,549
Accounts payable                                                                         981,325              1,328,204
Accrued liabilities                                                                      172,068                271,960
                                                                               ----------------------------------------
Total current liabilities                                                              1,968,113              3,081,160

Long-term debt and capital lease obligations less current portion
Convertible note payable - related party                                                 600,000                      0
Capital lease obligations less current portion                                            44,526                 38,525
                                                                               ----------------------------------------
Total Long-term debt and capital lease obligations less current portion                  644,526                 38,525

Stockholders' equity (deficit)
Preferred stock-no par value; 1,000,000 shares authorized; no shares
   issued                                                                                     --                     --
Common stock-no par value; 10,000,000 shares authorized; 7,089,596 and 6,249,928 shares issued and outstanding at December 31, 2001 and
June 30, 2001                                                                         13,480,047             13,177,766
Contributed capital                                                                       14,498                 14,498
Accumulated deficit                                                                  (14,267,326)           (14,079,937)
                                                                               ----------------------------------------
Total stockholders' equity (deficit)                                                    (772,781)              (887,673)
                                                                               ----------------------------------------
Total liabilities and stockholders' equity                                          $  1,839,858           $  2,232,012
                                                                               ========================================

                            See accompanying notes.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               DECEMBER 31, 2001

                                                     Common Stock
                                                     ------------

                                               Number of                         Contributed         Accumulated
                                               ---------                         -----------         -----------
                                                  Shares            Amount           Capital             Deficit
                                                  ------            ------           -------             -------
Balance at June 30, 2001                       6,249,928      $ 13,177,766          $ 14,498       $ (14,079,937)
Stock issued pursuant to
Conversion of Note Payable
and accrued interest                             839,668      $    302,281
Net loss                                                                                                (187,389)
                                              ------------------------------------------------------------------

Balance at December 31, 2001                   7,089,596      $ 13,480,047          $ 14,498       $ (14,267,326)
                                              ==================================================================

                            See accompanying notes.

                  SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

Increase (decrease) in cash                                                     2001                 2000
                                                                            -----------          -----------
Cash flows from operating activities:
Net loss                                                                    $  (187,389)         $  (580,564)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 33,546               60,497
   Provision for bad debts                                                           38                  565

Changes in assets and liabilities:
   Accounts receivable                                                          192,577              101,102
   Work in process                                                                2,492              (37,738)
   Prepaid expenses and other current assets                                    (68,606)              (3,539)
   Deposits and other assets                                                      2,611              (33,439)
   Accounts payable                                                            (346,879)              17,090
   Accrued liabilities                                                          (99,892)             (94,430)
   Customer deposits and non-current accrued expenses                                                 (9,598)
                                                                            --------------------------------
Net cash used in operating activities                                          (471,505)            (580,054)
                                                                            --------------------------------

Cash flows from investing activities:
   Disposals (additions) to property and equipment net                          (32,945)              37,316
   Payments received on notes receivable                                                              13,069
                                                                            --------------------------------
Net cash (used by) provided by investing activities                             (32,945)              50,385
                                                                            --------------------------------
Cash flows from financing activities:
   Proceeds from borrowings                                                     600,000              400,000
   Principal payments on debt and capital lease obligations                    (546,449)             (35,420)
   Borrowings on revolving credit agreement                                   3,218,703            2,855,817
   Payments on revolving credit agreement                                    (3,332,529)          (3,020,604)
   Proceeds from issuance of common stock                                       302,281              531,791
                                                                            --------------------------------
Net cash provided by financing activities                                       242,006              731,584
                                                                            --------------------------------

Effect of exchange rate changes on cash                                               0                1,739
                                                                            --------------------------------

Net (decrease) increase in cash and cash equivalents                           (262,444)             203,654

Cash and cash equivalents at beginning of period                                969,875              484,294
                                                                            --------------------------------

Cash and cash equivalents at end of period                                  $   707,431          $   687,948
                                                                            ================================

                            See accompanying notes.

                 SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

                                                                                    2001               2000
                                                                                    ----               ----
Supplemental schedule of non-cash investing and financing activities:

Financed purchases of property and equipment through lease obligations               28,145                0
                                                                                  ---------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                  $39,100           $39,884
                                                                                  ===========================
          Income taxes                                                                    -                 -
                                                                                  ===========================

                            See accompanying notes.

                 SAZTEC INTERNATIONAL,  INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

Certain financial information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto as of June 30,2001 appearing in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

NOTE 2. LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period which totaled 7,089,596 and 5,356,729 for the three month period ended December 31, 2001, and 2000, and 6,694,998 and 4,929,379 for the six months period ended December 31, 2001 and 2000 respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenue for the six months ended December 31, 2001, decreased to $2,755,721 from $2,995,271 for the six months ended December 31, 2000, a decreased of $239,550 or 8.0%. Revenue for the quarter ended December 31, 2001 at $1,239,534 was down $266,863 from the $1,506,397 earned for the quarter ended December 31, 2000.

Gross profit for the six months ended December 31, 2001 increased $389,442 from the prior year period to 31.3% of sales, compared to 15.8% of sales for the same period of 2000. Gross profit margin for the quarter ended December 31, 2001 was 31.0% of sales compared to 26.4% in the same period last year. The increase in the Gross Profit is largely attributed to the implementation of the outsourcing business model and increased productivity in the US operations.

Selling, and administrative expenses (S&A) for the six month period increased $139,914 to $985,420 (35.8% of sales) from $845,506 (28.2% of sales) for the same period last year. The increase resulted from additional sales resources and increased marketing efforts. For the quarter ended December 31, 2001 S&A decreased to $483,297 (39.0% of sales) from $504,053 (33.5% of sales) in the prior year quarter.

Loss from continuing operations before income taxes was $(187,389) for the six months ended December 31, 2001 compared to $(600,734) for the six months ended December 31, 2000. Net Loss for the six months ended December 31, 2001 was $(187,389) compared to $(580,564) for the six months ended December 31, 2000. Loss from continuing operations before income taxes was $(133,771) for the three months ended December 31, 2001 compared to $(314,242) for the three months ended December 31, 2000. Net Loss for the three months ended December 31, 2001 was $(133,771) compared to $(369,022) for the three months ended December 31, 2000. Losses decreased primarily due to higher Gross Profits, and lower other expenses.

Cash Flow decreased $262,444 for the six months ended December 31, 2001 compared to an increase of $203,654 for the same period the prior year. Net cash from operating activities decreased $471,505, and net cash from investing activities decreased $32,945. Cash flow from financing activities of $242,006 makes up the balance of the change.

Capital Resources and Liquidity
-------------------------------

At December 31, 2001 the Company had borrowed $431,621 under its revolving credit agreement which allows for borrowings of $1,500,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.25% (7.00 % at December 31, 2001). The credit agreement is collateralized by substantially all domestic assets of the Company, and an unconditional corporate guaranty of Datamatics Technologies Ltd. (Datamaics). The revolving credit agreement was entered into on August 30, 2001 and is intended to be a continuing agreement, remaining in full effect for an initial term of two years.
Datamatics notified the Company of its intention to convert $302,281 of the total $602,281 unpaid principal and interest on its convertible promissory note due September 25, 2001. The Company issued 839,668 shares of the common stock of the company at a conversion price of $0.36 per share on September 25, 2001. The unconverted $300,000 was rolled over into a new convertible note due November 1, 2003. The Company received $300,000 as a fresh cash infusion from Datamatics in October 2001, to make the new convertible note amount $600,000 ($300,000 was the rolled over amount). The note agreement provides for simple interest at the prime lending rate plus 2.0% and is due November 1, 2003. The note may be converted to shares of Saztec common stock at the holder's request at any time during the term of the note at a conversion rate calculated at $.20 per share for the outstanding principle and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder.

The company believes that its strong cash position and unused borrowing facility will provide sufficient liquidity and enable the company to meet its current and foreseeable working capital requirements.

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

                          SAZTEC INTERNATIONAL, INC.
                         DECEMBER 31, 2001 FORM 10-QSB

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

None.

ITEM 2.  Changes in Securities
         ---------------------

None.

ITEM 3.  Defaults Upon Senior Securities.
         --------------------------------

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

ITEM 5.  Other Information
         -----------------


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

Dated: February 14, 2002

    SAZTEC INTERNATIONAL, INC.
    --------------------------
    (Registrant)


By: /s/ Richard J. Orlando
    ---------------------------------------
    Richard J. Orlando
    President and CEO