Form 10QSB
period 2002-03-31
SAZTEC INTERNATIONAL INC
filed 2002-05-15
CIK 801354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2002

                         Commission File Number 0-15353

                          ----------------------------
                           SAZTEC INTERNATIONAL, INC.


                California                                 33-0178457
      (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification Number)


         900 Middlesex Turnpike Bldg. 5, Billerica, Massachusetts 01821
                     (Address of Principal Executive Office)


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


The number of shares outstanding of registrant's Common Stock at March 31, 2002, was 7,089,596 shares.

                           SAZTEC INTERNATIONAL, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002


                                    CONTENTS
                                    --------

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements:

     Statements of Operations -
        Three months ended March 31, 2002 and  2001                      3

     Statements of Operations -
        Nine months ended March 31, 2002 and  2001                       4

     Consolidated Balance Sheets - March 31, 2002 and June 30, 2001      5

     Consolidated Statement of Changes in Stockholders' Equity -
          March 31, 2002                                                 6

     Consolidated Statements of Cash Flows -
        Nine months ended  March 31, 2002 and 2001                     7 - 8

     Notes to Consolidated Financial Statements - March 31, 2002         9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           10 - 11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                12

Item 2. Changes in Securities                                            12

Item 3. Defaults Upon Senior Securities                                  12

Item 4. Submission of Matters to a Vote of Security Holders              12

Item 5. Other Information                                                12

Item 6. Exhibits and Reports on Form 8-K                                 12

Signatures                                                               13

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                         2002                2001
                                                                         ----                ----

  Revenues                                                         $1,281,371          $1,704,256

  Cost of services                                                    905,626           1,316,146
                                                             ------------------  ------------------

  Gross profit                                                        375,745             388,110

  Selling and administrative expense                                  412,353             471,833
                                                             ------------------  ------------------

  Loss from operations                                                (36,608)            (83,723)

  Interest expense                                                     26,317              31,103
  Interest income                                                      (4,361)             (2,533)
                                                             --------------------------------------

  Other income/expense - net                                              459              57,687
                                                             ------------------  ------------------

  Loss before income taxes                                            (59,023)           (169,980)

  Income taxes                                                              0                   0
                                                             ------------------  ------------------


  Loss from continuing operations                                    $(59,023)          $(169,980)
                                                             ------------------  ------------------

  Discontinued Operations
     Income from discontinued
      segment before taxes                                                  0              57,820

     Applicable Tax Expense                                                 0                   0
                                                             ------------------  ------------------

  Net Loss                                                           $(59,023)          $(112,160)
                                                             ==================  ==================

  Net Loss per share basic and diluted
     from continuing operations                                         $(.01)              $(.03)
                                                             ==================  ==================
  Net Income (Loss) per share basic and diluted
     from discontinued operations                                           -                $.01
                                                             ==================  ==================

  Net Loss per share basic and diluted                                  $(.01)              $(.02)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  7,089,596           5,549,928
                                                             ==================  ==================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                        2002                2001
                                                                        ----                ----

  Revenues                                                         $4,037,091          $4,699,527

  Cost of services                                                  2,798,041           3,837,554
                                                             ------------------  ------------------

  Gross profit                                                      1,239,050             861,973

  Selling and administrative expense                                1,405,273           1,317,340
                                                             ------------------  ------------------

  Loss from operations                                               (166,223)           (455,367)

  Interest expense                                                     87,513             101,027
  Interest income                                                     (22,510)             (7,150)
                                                             ------------------  ------------------

  Other income/expense - net                                           15,186             221,470
                                                             ------------------  ------------------

  Loss before income taxes                                           (246,412)           (770,714)

  Income taxes                                                              0                   0
                                                             ------------------  ------------------

  Loss from continuing operations                                   $(246,412)          $(770,714)
                                                             ------------------  ------------------

  Discontinued Operations
     Income from discontinued segment before taxes
                                                                            0              77,992

     Applicable Tax Expense                                                 0                   0
                                                             ------------------  ------------------

  Net Loss                                                          $(246,412)          $(692,722)
                                                             ==================  ==================

  Net Loss per share basic and diluted
     from continuing operations                                         $(.04)              $(.15)
                                                             ==================  ==================
  Net Income (Loss) per share basic and diluted
     from discontinued operations                                          --                $.02
                                                             ==================  ==================

  Net Loss per share basic and diluted                                  $(.04)              $(.13)
                                                             ==================  ==================
  Weighted average common shares basic and diluted                  6,825,085           5,133,955
                                                             ==================  ==================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2002 AND JUNE 30, 2001

                                                             ASSETS
                                                             ------
                                                                                          March 31, 2002        June 30, 2001
                                                                                          --------------        -------------
                                                                                               Unaudited              Audited
                                                                                               ---------              -------

Current assets
Cash and cash equivalents                                                                       $497,106             $969,875
Restricted cash                                                                                   30,023               28,559
Accounts receivable, less allowance for doubtful accounts of  $83,716 at
      March 31, 2002 and $83,713 at June 30, 2001                                                839,752              993,080
Work in process                                                                                   19,350               22,034
Prepaid expenses and other current assets                                                         86,291               24,553
                                                                                   ---------------------------------------------
Total current assets                                                                           1,472,522            2,038,101

Property and equipment, net                                                                      118,863              128,656

Other assets
Deposits and other assets                                                                         60,690               65,255
                                                                                   ---------------------------------------------
Total assets                                                                                  $1,652,075           $2,232,012
                                                                                   =============================================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of Credit                                                                                 $453,258             $545,447
Convertible note payable -- related party                                                             0              550,000
Note Payable -- related party                                                                   350,000              350,000
Current portion of long-term debt and capital lease obligations                                  22,394               35,549
Accounts payable                                                                                790,102            1,328,204
Accrued liabilities                                                                             226,115              271,960
                                                                                  ----------------------------------------------
Total current liabilities                                                                     1,841,869            3,081,160

Long-term debt and capital lease obligations less current portion
Convertible note payable -- related party                                                       600,000                    0
Capital lease obligations less current portion                                                   42,010               38,525
                                                                                   ----------------------------------------------
Total Long-term debt and capital lease obligations less current portion                         642,010               38,525

Stockholders' equity
Preferred stock-no par value; 1,000,000 shares authorized; no shares
      issued                                                                                         --                   --
Common stock-no par value; 10,000,000 shares authorized; 7,089,596 and 6,249,928 shares issued and outstanding at March 31, 2002 and June 30,
2001                                                                                         13,480,047           13,177,766
Contributed capital                                                                              14,498               14,498
Accumulated deficit                                                                        (14,326,349)         (14,079,937)
                                                                                  ----------------------------------------------
Total stockholders' equity                                                                    (831,804)            (887,673)
                                                                                  ----------------------------------------------
Total liabilities and stockholders' equity                                                    $1,652,075           $2,232,012
                                                                                  ==============================================


                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 MARCH 31, 2002

                                                Common Stock
                                                ------------
                                         Number of                     Contributed       Accumulated
                                         ---------                     -----------       -----------
                                            Shares        Amount           Capital           Deficit
                                            ------        ------           -------           -------

Balance at June 30, 2001                 6,249,928   $13,177,766           $14,498      $(14,079,937)
 Conversion of Note Payable
 and accrued interest                      839,668      $302,281
Net loss                                                                                    (246,412)
                                 ---------------------------------------------------------------------

Balance at March 31, 2002                7,089,596   $13,480,047           $14,498      $(14,326,349)
                                 =====================================================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


Increase (decrease) in cash                                                    2002                2001
                                                                               ----                ----
Cash flows from operating activities:
Net loss                                                                    $  (246,412)       $  (692,722)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 50,136             41,591
   Provision for bad debts                                                            3               (414)

Changes in assets and liabilities:
   Accounts receivable                                                          153,325           (169,378)
   Work in process                                                                2,684            (28,758)
   Prepaid expenses and other current assets                                    (61,738)           (18,483)
   Deposits and other assets                                                      4,565            (33,393)
   Accounts payable                                                            (538,102)            65,722
   Accrued liabilities                                                          (45,845)          (172,224)
   Customer deposits and non-current accrued expenses                                              (13,068)
                                                                        ------------------------------------
Net cash used in operating activities                                          (681,384)        (1,021,127)
                                                                        ------------------------------------

Cash flows from investing activities:
   (Additions) disposals to property and equipment net                          (40,343)            79,774
   Payments received on notes receivable                                                            15,305
   Increase in Restricted Cash                                                   (1,464)            (1,329)
                                                                        ------------------------------------
Net cash (used in) provided by investing activities                             (41,807)            93,750
                                                                        ------------------------------------

Cash flows from financing activities:
   Proceeds from Borrowings                                                     600,000                  0
   Principal payments debt and capital lease obligations                       (559,670)           (49,563)
   Borrowings on notes payable                                                4,513,875          4,532,330
   Payments on notes payable                                                 (4,606,064)        (4,480,520)
   Convertible debt proceeds                                                          0            400,000
   Issuance of common stock                                                     302,281            531,791
                                                                        ------------------------------------
Net cash provided by financing activities                                       250,422            934,038
                                                                        ------------------------------------

Effect of exchange rate changes on cash                                               0             (5,926)
                                                                        ------------------------------------

Net (decrease) increase in cash and cash equivalents                           (472,769)               735

Cash and cash equivalents at beginning of period                                969,875            484,294
                                                                        ------------------------------------

Cash and cash equivalents at end of period                                     $497,106           $485,029
                                                                        ====================================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                              2002          2001
                                                              ----          ----
  Supplemental schedule of non-cash investing
   and financing activities:
   Purchase of equipment through issuance of notes
    payable and Capital lease obligations                  $35,543       $31,606
  Supplemental disclosures of cash flow information:
      Cash paid during the period for:
       Interest                                            $49,384       $67,612
                                                        ========================
        Income taxes                                             -             -
                                                        ========================

                             See accompanying notes.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001



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

NOTE 2.  LOSS PER SHARE

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period which totaled 7,089,596 and 5,549,928 for the three month period ended March 31, 2002, and 2001, and 6,825,085 and 5,133,955 for the nine months ended March 31, 2002 and 2001 respectively.

NOTE 3. RECLASSIFICATION

Certain amounts in the 2001 period have been reclassified to conform with the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Revenues for the nine months ended March 31, 2002 decreased to $4,037,091 from $4,699,527 for the nine months ended March 31, 2001, a decrease of $662,436 or 14.1%. Revenues for the quarter ended March 31, 2002 were $1,281,371, down $422,885 from the $1,704,256 reported for the quarter ended March 31, 2001. The decrease in revenue this quarter was primarily due to non-renewal of certain non-profitable contracts and a reduction in business from existing customers due to the US economic downturn.

Gross profit for the nine months ended March 31, 2002 increased by $377,077 from the prior year period to 30.7% of sales, compared to 18.3% of sales for the same period of 2001. Gross profit for the quarter ended March 31, 2002 was 29.3% of sales compared to 22.8% in the same period last year. The increase in the gross profit was primarily due to non-renewal of non-profitable contracts, increase in offshore production and improved productivity gains in US production facilities.

Selling and administrative expenses (S&A) for the nine months period increased by $87,933 to $1,405,273 (34.8% of sales) from $1,317,340 (28.0% of sales) for the same period last year. For the quarter ended March 31, 2002 S&A decreased to $412,353 (32.2% of sales) from $471,833 (27.7% of sales) in the prior year quarter. The increase in S&A expenses for the nine months period resulted from the investments made by the Company in additional sales and marketing efforts.

Loss from continuing operations before income taxes was $(246,412) for the nine months ended March 31, 2002 compared to $(770,714) for the nine months ended March 31, 2001. There was no income or loss from discontinued operations for the nine months ended March 31, 2002 compared to an income of $77,992 for the same period the prior year. Net Loss for the nine months ended March 31, 2002 was $(246,412) compared to $(692,722) for the nine months ended March 31, 2001. Net Loss for the three months ended March 31, 2002 was $(59,023) compared to $(112,160) for the three months ended March 31, 2001. The improvement in the Net Loss from continuing operations for the three months period was largely attributable to the reduction in the S&A expenses and other expenses.

Cash Flow decreased $472,769 for the nine months ended March 31, 2002 compared to an increase of $735 for the same period in the prior year. Net cash used in operating activities was $681,384, and net cash used in investing activities was $41,807. Cash flow provided by financing activities was $250,422.



Capital Resources and Liquidity
-------------------------------

At March 31, 2002 the Company had borrowed $453,258 under its revolving credit agreement which allows for borrowings of $1,500,000. The revolving credit agreement provides for interest at the lender's prime rate plus 2.3% (7.0% at March 31, 2002). The credit agreement is collateralized by substantially all domestic assets of the Company, and an unconditional corporate guaranty of Datamatics Technologies Ltd. (Datamatics). The revolving credit agreement was entered into on August 30, 2001 and is intended to be a continuing agreement, remaining in full effect for an initial term of two years.

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

None.

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

 Dated: May 14, 2002

       SAZTEC INTERNATIONAL, INC.
       --------------------------
       (Registrant)


 By: /s/ Richard J. Orlando
    ------------------------------
     Richard J. Orlando
     President and CEO