Form 10KSB
period 2002-06-30
SAZTEC INTERNATIONAL INC
filed 2002-10-11
CIK 801354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2002

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 0-15353

                         ------------------------------
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

                         Common Stock, Without Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Revenues from continuing operations for the fiscal year ended June 30, 2002 were $5,135,630.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the OTC Bulletin Board) on September 27, 2002, was approximately $188,907. As of September 27, 2002, there were 7,204,596 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1. Description of Business

General

SAZTEC International, Inc. (the "Company" or "Saztec"), a diversified information processing company, specializes in design, construction and maintenance of electronic databases. Saztec provides consulting, database analysis and development, database text and image conversion and project management.

Saztec was founded in 1972, and incorporated in the state of California in 1976. The Company's executive offices are now located at 900, Middlesex Turnpike Building 5, Billerica, Massachusetts 01821, and its telephone number is (978) 901-9600. Senior management within the Company is drawn from a variety of backgrounds in computing, software development, and information system operations. Saztec's parent company is Datamatics Technologies Limited ("Datamatics"), a India based company.

Markets

Saztec provides data conversion services for various market segments, including; central and local government, financial services, manufacturing, retail, insurance, libraries and legal services.

Description of Business

The Company offers the following services, which are integrated and customized as required by the customer's application:

Project Management

The Company's project management team provides the following services:

o Project Planning and Design: The project management team works with each client to determine the project requirements and scope. The project workflow is designed based on this and a workflow document is produced. A project plan is written using the project requirements, scope and workflow design as inputs.
o Technical Specification Development: The project requirements and workflow design is also used as inputs to the Technical Specification. This document includes detailed information about the data conversion project including; input format description, output format description and processing requirements.
o Project Setup and Testing: The project manager works closely with the software development and production team during project setup, when all programs and procedures necessary to complete the project are created. Input documents / data from the client is then processed using the programs and procedures created and test data is provided to the client for approval before production work begins.

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

Optical Character Recognition (OCR)

The Company uses OCR to create text data in a variety of output formats. Tools used to provide this service include a multi engine voting OCR package that generates much fewer errors than conventional OCR engines. The Company also provides manual OCR Verify, or error correction.

Resume conversion Services

The Company converts over two million resumes each year to the electronic format required by the Applicant Tracking Software used by its clients. The service includes the receipt of resumes via fax, email and PO Box from applicants, document preparation, scanning, Optical Character Recognition (OCR), OCR verify, capture of up to 100 index fields, programmatic formatting of data and delivery via the internet. Resume conversion services contribute 44% of the total revenues of the Company.

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

Some of the output formats supported include:

      o     XML
      o     SGML
      o     HTML
      o     IMR Alchemy Database
      o     Most Industry Standard Database Formats
      o     Most Industry Standard Word Processing Formats
      o Delimited Text Formats, for example; comma delimited, pipe delimited, etc.
      o     Fixed Length Text Formats
      o     Custom Formats

Application Development

The Company's software development team writes programs as needed to create or convert data into the formats required by its customers. Custom software packages are developed for the manipulation of captured information to specialized output formats. Computer processing is used to simplify the capture of complex information, restructure existing databases for migration to a new system, link indexes for image storage and retrieval applications, update information and combine files from a variety of sources into a unified format.

Professional Services

The Company's Professional Services team specializes in FileNET(TM) technologies. Other services offered by this group include:

      o     Software Development
      o     Enterprise Application Integration
      o     Implementation Services
      o     Content and Knowledge Management Services
      o     Data Migration Services
      o     GIS Services

Outsource Relations

The Company's relationship with its parent company, Datamatics, provides access to large data capture and imaging/scanning facilities, and allows the Company to pass on the benefits of offshore processing to its customers. Datamatics is ISO 9002 certified and employs 1,300 people including 800 highly skilled data capture specialists. The infrastructure within the Company and Datamatics includes a 256 Kbps dedicated telecommunications line as well as 1 Mbps connection for backup.

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

Employees

At June 30, 2002, the Company employed 80 employees.

Dependence Upon Major Customers

Financial information about major customers is presented in Note 11 of the Notes to Consolidated Financial Statements. At June 30, 2002, the Company was providing business services to approximately 55 customers in the United States.

Financial Information About Foreign Operations

Financial information about foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk:
Interest Rate Exposure and Currency Rate Exposure

The Company's interest rate exposure primarily relates to its revolving credit facility and two convertible notes, all of which contains interest rates based on the prime rate. The Company has not locked in its interest rates for outstanding borrowings, however the Company believes that any near-term change in interest rates comparable to historical interest rate movements would not materially affect the consolidated results of operations or financial position for fiscal 2003.

ITEM 2. PROPERTIES

The Company occupies its principal executive offices, approximately 9,027 square feet including production space, located in Billerica, Massachusetts, pursuant to a lease expiring in September 2005.

In addition, the Company leases an aggregate of 3,345 square feet of office and production space in Vernon, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

On January 26, 2001, Saztec Europe Limited, a wholly owned subsidiary of Saztec International Inc. filed a petition for liquidation under section 122 (a) of the Insolvency Act 1986 U.K. It had been determined that the Company's long term business model in Europe would not be profitable based on market conditions for our services. This decision will enable the Company to focus in on its core business of delivering high quality data conversion and image processing services with resources and distribution efforts focused on major enterprises and partners in the U.S. marketplace. Accordingly, the Company, reports Saztec Europe Limited as a discontinued segment. The Liquidation was completed in May 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the trading symbol SAZZ. On September 27, 2002, the Company had 211 stockholders of record. For the period of July 1, 2002 to September 25, 2002, the high and low closing price was $.05 and $.10, respectively. The table below sets forth high and low price information by fiscal quarter.

        Bid Prices
        Fiscal Quarter Ended;                      High               Low
        ---------------------                      ----               ---

          September 30, 2000                        .31               .25
          December 31, 2000                         .41               .22
          March 31, 2001                            .28               .25
          June 30, 2001                             .33               .11

          September 30, 2001                        .20               .14
          December 31, 2001                         .40               .14
          March 31, 2002                            .14               .08
          June 30, 2002                             .15               .09

The above mentioned over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. The Company has not paid dividends on its Common Stock and has no present intention to pay any cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Revenues from continuing operations for the year ended June 30, 2002 were $5,135,630 compared to $6,603,218 for the year ended June 30, 2001, a decrease of $1,467,588, or 22.23%. The decrease in U.S. based revenue is attributable to non-renewal of certain non-profitable contracts and an overall down turn in the US economy.

Gross profit for continuing operations increased $225,415 from $1,224,780 to $1,450,195 in the current year, with an increase in gross margin to 28.24% from the prior year margin of 18.55%. The increase in the gross profit was primarily due to the implementation of the outsourcing business model with Datamatics, and improved productivity gains in the US production facilities.

Selling and administrative (S&A) expense from continuing operations of $1,890,874 is $173,481 lesser than for the year ended June 30, 2001 of $2,064,355. The decrease in expenses occurred due to the constant efforts of management to align the expense levels of the Company with the revenues. A majority of the decrease relate to headcount reduction.

Restructuring charges were $358,159 for the year ended June 30, 2001.

Interest expense decreased from $129,468 to $104,313 for the year ended June 30, 2002 compared to the year ended June 30, 2001. The decrease was primarily related to the overall lower interest rates, as the Company's interest expense is pegged to the prime lending rate.

Loss from continuing operations was $(514,043) for the year ended June 30, 2002 compared to $(1,327,202) for the year ended June 30, 2001. Income from discontinued operations for the year ended June 30, 2001 was $39,959. Gain on disposal of the discontinued operations was $75,803 for the year ended June 30, 2002, compared to a loss of $(153,407) for the year ended June 30, 2001.

As a result of the above, the net loss for the year ended June 30, 2002 was $(438,240) compared to $(1,440,650) for the year ended June 30, 2001.

Capital Resources and Liquidity

At June 30, 2002 the Company had borrowed $467,412 under its revolving credit agreement, which allows for borrowings of $1,500,000. The revolving credit agreement provides for interest at the prime lending rate plus 2.25% (7.0% at June 30, 2002). The credit agreement is collateralized by substantially all domestic assets of the Company, and an unconditional corporate guaranty of Datamatics. The revolving credit agreement was entered into on August 30, 2001 and is intended to be a continuing agreement, remaining in full effect for an initial term of two years.

On August 28, 2002 the Company extended its promissory note agreement with Maida Vale Limited, in the amount of $350,000 to January 25, 2003. The note is payable with interest due on January 25, 2003, and provides for simple interest at the prime lending rate plus 2.0%.

On September 25, 2001, Datamatics notified the Company of its intention to convert $302,281 of the total $602,281 unpaid principal and interest on its convertible promissory note due September 25, 2001. The Company issued 839,668 shares of the common stock of the Company at a conversion price of $0.36 per share, the original conversion price, on September 25, 2001. The unconverted $300,000 was rolled over into a new convertible note due November 1, 2003. Furthermore, the Company added to this new convertible note another

$300,000 received as a fresh cash infusion from Datamatics to make the new note amount $600,000. The note agreement provides for simple interest at the prime lending rate plus 2.0% and is due November 1, 2003. The note may be converted to shares of Saztec common stock at the holder's request at any time during the term of the note at a conversion rate calculated at $.20 per share for the outstanding principle and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder. The Company also issued 300,000 warrants to Datamatics to purchase 300,000 shares of common stock at $0.20 per share at any time after October 2003 and before March 2004, in compensation for the corporate guaranty given for a two year period on $1,500,000 (per the recommendations of the Independent Committee of the Board of Directors, meeting dated September 17, 2001).

At June 30, 2002 the Company's unrestricted cash balance was $651,013; at June 30, 2001 the balance was $969,875.

Operations used $568,568 of cash, net of changes in other current accounts. The effect of the net loss on cash from operations was reduced by the timing of the non-cash charges for depreciation and amortization.

Net cash used by investing activities of $41,807 is primarily the result of asset purchases. An increase in restricted cash balances of $1,464 is a result of interest earned on accounts. Cash flow provided by financing activities of $291,513 is the result of the capital and debt augmentation activities carried out by management. Additional debt of $300,000 was raised in the form of Notes Payables, and issuance of common stock netted $75,281.

During 2002 and 2001 the Company incurred operating losses and at June 30, 2002 the Company's total liabilities exceeded total assets by $1,000,632. In, addition, the Company has in recent years become more dependent on its majority shareholder Datamatics for its financing needs and operational support. Datamatics has indicated, as it has in the past, it will continue to support Saztec. Accordingly, until revenues increase sufficiently to cover operating expenses, the Company remains dependent on Datamatics for its working capital financing and Datamatics' unconditional corporate guaranty on its revolving credit agreement. The Company believes, with the aforementioned support commitments, that its current cash position, unused borrowing facilities, and cash flow from operations will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                                                            Page
                                                                            ----

      Report of Independent Certified Public Accountants                       9

      Consolidated Statements of Operations for the Years Ended
      June 30, 2002 and 2001                                                  10

      Consolidated Balance Sheets as of June 30, 2002 and 2001                11

      Consolidated Statements of Changes in Stockholders' Deficit
      for the Years Ended June 30, 2002 and 2001                              12

      Consolidated Statements of Cash Flows for the Years Ended
      June 30, 2002 and 2001                                                  13

      Notes to Consolidated Financial Statements                              15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SAZTEC International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SAZTEC International, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAZTEC International, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/ GRANT THORNTON LLP


Boston, Massachusetts
August 23, 2002
(except for Note 12,
as to which the date is August 28, 2002)

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                            2002           2001
                                                            ----           ----

Revenues                                              $5,135,630     $6,603,218

Cost of services                                       3,685,435      5,378,438
                                                      ----------    -----------

Gross profit                                           1,450,195      1,224,780

Selling and administrative expense                     1,890,874      2,064,355
Restructuring charges                                          0        358,159
                                                      ----------    -----------

Loss from operations                                    (440,679)    (1,197,734)

Interest expense                                         104,313        129,468
Other expense                                             21,728              0
                                                      ----------    -----------

Loss before income taxes                                (566,720)    (1,327,202)

Income tax benefit                                        52,677              0
                                                      ----------    -----------

Loss from continuing operations                        $(514,043)   $(1,327,202)
                                                      ----------    -----------

Discontinued Operations
   Income from discontinued segment before taxes               0         39,959

   Gain (loss) on disposal of segment                    128,480       (153,407)
   Income Taxes                                           52,677              0
                                                      ----------    -----------
   Net Gain (loss) on disposal of segment                 75,803       (153,407)
                                                      ----------    -----------

Net loss                                               $(438,240)   $(1,440,650)
                                                      ==========    ===========

Net loss per share basic and diluted
   From continuing operations                             $(0.07)        $(0.25)

Net income (loss) per share basic and diluted
   from discontinued operations                            $0.01         $(0.02)

Net loss per share basic and diluted                      $(0.06)        $(0.27)
Weighted average common shares basic and diluted       6,897,018      5,389,268

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

                                     ASSETS
                                                                                      2002            2001
                                                                                      ----            ----
Current assets
Cash and cash equivalents                                                         $651,013        $969,875
Restricted cash                                                                     30,023          28,559
Accounts receivable, less allowance for doubtful accounts of $ 151,182 in
   2002 and $ 83,713 in 2001                                                       808,330         993,080
Work in process                                                                     18,235          22,034
Prepaid expenses and other current assets                                          138,227          24,553
                                                                              ----------------------------
Total current assets                                                             1,645,828       2,038,101

Property and equipment, net                                                        103,276         128,656

Other assets
Deposits and other assets                                                           60,595          65,255
                                                                              ----------------------------
Total assets                                                                    $1,809,699      $2,232,012
                                                                              ============================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Line of credit                                                                    $467,412        $545,447
Convertible note payable - related party                                                 0         550,000
Note payable - related party                                                       350,000         350,000
Current portion of long-term debt and capital lease obligations                     26,454          35,549
Accounts payable                                                                   140,083         409,685
Accounts payable - related party                                                   850,903         918,519
Accrued liabilities                                                                333,592         271,960
                                                                              ----------------------------
Total current liabilities                                                        2,168,444       3,081,160

Long-term debt (related party) and capital lease obligations less
   current portion                                                                 641,887          38,525

Stockholders' deficit
Preferred stock-no par value; 1,000,000 shares authorized; no shares issued             --              --
Common stock-no par value; 15,000,000 and 10,000,000 shares authorized at June 30, 2002 and 2001; 7,204,596 and 6,249,928 shares issued and
outstanding at June 30, 2002 and 2001                                           13,503,047      13,177,766
Contributed capital                                                                 14,498          14,498
Accumulated deficit                                                            (14,518,177)    (14,079,937)
                                                                              ----------------------------
Total stockholders' deficit                                                     (1,000,632)       (887,673)
                                                                              ----------------------------
Total liabilities and stockholders' deficit                                     $1,809,699      $2,232,012
                                                                              ============================

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2002 AND 2001

                            -------------------------
                                   Common Stock                                        Accumulated
                            -------------------------                                     Other
                             Number of                    Contributed  Accumulated    Comprehensive                    Comprehensive
                               Shares        Amount         Capital      Deficit      Income (Loss)        Total           Income
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 2000     4,469,371    $12,435,975       $14,498   $(12,639,287)     $(104,243)       $(293,057)     $(1,111,809)
                            --------------------------------------------------------------------------------------------------------

Stock issued pursuant to
employees grants                46,376         14,700                                                       14,700
Conversion of Note
payable                      1,034,181        517,091                                                      517,091
Stock issued pursuant to
Board of Directors grants      700,000        210,000                                                      210,000

Net loss                                                                (1,440,650)                     (1,440,650)      (1,440,650)
Translation adjustment                                                                    104,243          104,243          104,243
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 2001     6,249,928     13,177,766        14,498    (14,079,937)             0         (887,673)      (1,336,407)

Conversion of Note
payable                        839,668        302,281                                                      302,281
Stock issued pursuant to
employee grant                 115,000         23,000                                                       23,000

Net Loss                                                                  (438,240)                       (438,240)        (438,240)
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 2002     7,204,596    $13,503,047       $14,498   $(14,518,177)            $0      $(1,000,632)       $(438,240)
                            ========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                            2002           2001
                                                            ----           ----
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss                                               $(438,240)   $(1,440,650)
Adjustments to reconcile net loss to net cash used
      in operating activities:
   Depreciation and amortization                          65,723         74,039
   Write down of Goodwill                                      0        113,280
   Provision for bad debts                                67,469         40,802
Changes in assets and liabilities:
   Accounts receivable                                   117,282        408,254
   Work in process                                         3,799        (15,125)
   Prepaid expenses and other current assets            (113,674)        95,212
   Deposits and other assets                               4,660        (18,740)
   Accounts payable                                     (337,218)       262,387
   Accrued liabilities                                    61,631       (246,030)
   Customer deposits and non-current accrued
      expenses                                                 0        (75,653)
                                                     --------------------------
   Net cash used in operating activities                (568,568)      (802,224)
                                                     --------------------------

Cash flows from investing activities

   (Additions) disposals to property and equipment       (40,343)       115,864
   Increase in restricted cash                            (1,464)        (1,329)
                                                     --------------------------
   Net cash (used in) provided by investing
       activities                                        (41,807)       114,535
                                                     --------------------------

Cash flows from financing activities
   Proceeds from borrowings                              300,000        400,000
   Principal payments on debt and capital lease           (5,732)       (72,213)
      obligations
   Borrowings on revolving credit agreement            5,667,970      6,893,987
   Payments on revolving credit agreement             (5,746,006)    (6,894,538)
   Proceeds from issuance of common stock, net
      of issuance costs                                   75,281        741,791
                                                     --------------------------
  Net cash provided by financing activities              291,513      1,069,027
                                                     --------------------------
  Effect of exchange rate changes on cash                      0        104,243
                                                     --------------------------

Net (decrease) increase in cash and cash                (318,862)       485,581
      equivalents

Cash and cash equivalents at beginning of year          $969,875        484,294
                                                     --------------------------
Cash and cash equivalents at end of year                 651,013       $969,875
                                                     ==========================

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                2002       2001
                                                                ----       ----
Supplemental schedule of non-cash investing and
     financing activities:
Purchase of equipment through issuance of notes payable
     and capital lease obligations                           $35,543    $27,059
                                                            ===================

Additional common stock was issued upon the conversion of $ 250,000 portion of a note payable, plus $ 52,281 accrued interest payable on the note

Supplemental disclosures of cash flow information:

   Cash paid during the year for:

     Interest                                                $62,655   $158,108
                                                            ===================

     Income and franchise taxes                                 $800       $800
                                                            ===================

   The accompanying notes are an integral part of these financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Nature of Business

The Company provides data conversion services for various market segments, including; central and local government, financial services, manufacturing, retail, insurance, libraries and legal services.

Principles of Consolidation and Economic Dependence

The consolidated financial statements include the accounts of Saztec International, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Saztec Europe Limited, a wholly owned subsidiary of Saztec International Inc., filed a petition for liquidation on January 26, 2001. Saztec Europe Ltd. has been included in the financial statements as a discontinued operation. The liquidation was completed in May 2002.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has in recent years become increasingly more dependent on its majority shareholder Datamatics for its financing needs and operational support. Datamatics has indicated, as in the past, it will continue to support Saztec. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business.

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

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue on short-term contracts is recognized upon completion of identifiable batches of records and shipment of the product. Infrequently, the Company enters into a contract with terms that specify billing at intervals not coincident with the completion of work and revenue recognition. Revenue on these contracts which may extend beyond a year is recognized using the percentage of completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Selling and administrative costs are expensed as incurred. Provision for estimated losses on uncompleted contracts are made in the earliest period in which such losses can be estimated.

Income Taxes

The Company provides for U.S. Federal and state income taxes, currently payable and deferred, using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in future years. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.

Concentration of Credit Risk

The Company grants credit to customers who meet the Company's pre-established credit requirements. Security is not required when trade credit is granted to customers. Credit losses are provided for in the consolidated financial statements and have been within management's expectations. The Company does not believe it is subject to market or geographic risk based on the industries or location of its customers. One customer in the United States accounted for 13% of consolidated revenue for fiscal year 2002. The Company maintains cash balances in excess of Federal insurance limits.

Financial Instruments

The carrying value of the Company's debt instruments approximates fair value.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2002 and 2001 totaled $ 1,442 and $ 0, respectively.

Stock Based Compensation

The Company measures cost for stock compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation had been applied.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. (iii) Goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective July 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. (iv) Effective July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Adoption of these pronouncements did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged and its provisions are to be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. Adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 2. RESTRICTED CASH

The restricted cash balance at June 30, 2002 includes a certificate of deposit of $30,023 held as collateral pursuant to a performance bond, for a State contract. The restricted cash balance at June 30, 2001 includes a certificate of deposit of $28,559 held as collateral pursuant to a performance bond.

NOTE 3. STOCKHOLDERS' EQUITY

During fiscal 2002, the Company issued 954,668 shares of common stock. An employee stock grant of 115,000 shares was done at $0.20 per share being the closing price on the grant date. Common stock of 839,668 shares was converted at a price of $0.36 per share, being the conversion price stated in the Convertible Note dated September 25, 2000.

NOTE 4. EQUIPMENT

Equipment consists of:

                                                      JUNE 30,         JUNE 30,
                                                        2002             2001
                                                        ----             ----

Computer and other equipment                         $2,141,123       $2,136,323
Computer and other equipment under
    capitalized leases                                  321,742          286,199
Software                                                243,457          243,457
                                                     ----------       ----------
                                                      2,706,322        2,665,979
Accumulated depreciation                              2,603,046        2,537,323
                                                     ----------       ----------
                                                       $103,276         $128,656
                                                     ==========       ==========

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 5. NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

The Company had a revolving credit agreement with a U.S. finance company collateralized by substantially all the assets of the Company, renewed on June 21, 2001. The agreement bore interest at the lender's prime rate plus 2.5%. The agreement matured on August 29, 2001. On August 30, 2001, the Company entered into a revolving credit agreement with a U.S. finance company which allows for borrowings of $1,500,000. The agreement provides for interest at the prime lending rate plus 2.25% (7.0% as on June 30, 2002). The agreement is collateralized by all domestic assets of the Company, and an unconditional corporate guaranty of Datamatics. Maximum borrowing under the agreement is limited to 80% of outstanding domestic accounts receivable less than ninety days old, up to $1,500,000. The line of credit is repaid directly through deposits into a bank account established by the lender. At June 30, 2002 and 2001 the Company had total available borrowings of $800,000 and $1,500,000 respectively, and had outstanding borrowings of $467,412 and $545,447, respectively.

On September 25, 2001 the Company extended the promissory note agreement with Maida Vale Limited, in the amount of $350,000. The note was payable with interest on September 25, 2001, and provides for simple interest at the prime lending rate plus 2.0%, (see Note 12). On September 25, 2001 Datamatics notified the Company of its intention to convert $302,281 of the total $602,281 unpaid principal and interest on its convertible promissory note due September 25, 2001. The Company issued 839,668 shares of the common stock of the Company at a conversion price of $0.36 per share, the original conversion price, on September 25, 2001. The unconverted $300,000 was rolled over into a new convertible note due November 1, 2003. Furthermore, the Company added to this new convertible note another $300,000 received as a fresh cash infusion from Datamatics to make the new note amount $600,000. The note agreement provides for simple interest at the prime lending rate plus 2.0% and is due November 1, 2003. The note may be converted to shares of the Company's common stock at the holder's request at any time during the term of the note at a conversion rate calculated at $.20 per share for the outstanding principle and interest at the time of the conversion. The Company cannot prepay the note without the consent of the holder.

The Company also issued 300,000 warrants to Datamatics to purchase 300,000 shares of common stock at $0.20 per share at any time after October 2003 and before March 2004, in consideration for the corporate guaranty given for a two year period on $1,500,000 (per the recommendations of the Independent Committee of the Board of Directors, meeting dated September 17, 2001). The fair value of the warrants on the date of the grant was deminimus, and no expense was recorded.

Long-term debt and capital lease obligations consist of:

                                                                              2002      2001
                                                                              ----      ----
Convertible promissory note due November 2003 and Capital lease obligations, bearing interest at rates ranging from 6.75% to 19.90%
    payable monthly through March 2005                                    $668,341   $74,074
                                                                          ------------------
                                                                           668,341    74,074
Less: current portion                                                       26,454    35,549
                                                                          ------------------
Noncurrent portion                                                        $641,887   $38,525
                                                                          ==================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 5. NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS (continued)

Maturities of long-term debt and capital lease obligations for years ending June 30 are:

           2003                                                  $26,454
           2004                                                  627,530
           2005                                                   14,357
                                                                --------
                                                                $668,341
                                                                ========

NOTE 6. EMPLOYEE BENEFIT PLANS

Stock Option Plan

The Company has in effect a stock option plan (the "Plan") under which stock options have been granted to officers and key employees at prices equal to or greater than the market price at the date of grant. Options are vested at a rate of 20% per year and expire five years after the date of grant. Total options, which were exercisable under the Plan at June 30, 2002, amounted to 284,000 shares at a weighted average exercise price of $.1568. Total options, which were exercisable under the Plan at June 30, 2001, amounted to 102,200 shares at a weighted average exercise price of $.2919. At June 30, 2002, 149,800 shares remained available for grants under the Plan. At June 30, 2001, 139,800 shares were available for grants. Information with respect to options granted under the Plan follows:

                                                         Range of                             Weighted
                                          Number of       Option      Weighted Average         Average
                                            Shares        Prices       Exercise Price     Contractual Life
                                            ------        ------       --------------     ----------------
Outstanding at June 30, 2000               421,250       .26-1.00           .34                 4.70
     Granted                               421,000        .18-.44           .29
     Exercised
     Canceled                              373,750       .31-1.00           .33
     Expired                                 7,500           1.00          1.00
Outstanding at June 30, 2001               461,000        .18-.44           .29                 4.43
     Granted                                98,000        .09-.20           .15
     Exercised
     Canceled                              108,000        .18-.44           .31
     Expired
Outstanding at June 30, 2002               451,000        .09-.44           .26                 3.78

Other Options not included in the Plan

Stock options were granted to outside members of the Board of Directors in fiscal years 1994-1998 expiring in fiscal years 1999 to 2004. Total shares outstanding, in the aggregate, were 166,250 and 155,000 at June 30, 2001 and June 30, 2002, respectively. These options were issued at fair market value on the date of grant.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 6. EMPLOYEE BENEFIT PLANS (continued)

Options for 124,000 shares were exercisable at June 30, 2002 at a weighted average exercise price of $.315. Options for 11,250 expired during the year. All options are vested at a rate of 20% per year and expire five years after the date of grant. The amount of options vested at June 30, 2001 and 2002, were 104,250 and 124,000 respectively.

Accounting for Stock-Based Compensation

The Company applies APB Opinion 25 in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                 Years ended June 30
                                                                                 -------------------
                                                                        2002                            2001
                                                                        ----                            ----
            Net Loss                      As reported                $(438,240)                     $(1,440,650)
                                           Pro forma                 $(449,662)                     $(1,459,868)

Loss per share basic and diluted          As reported                 $(0.06)                         $(0.27)
                                           Pro forma                  $(0.07)                         $(0.27)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Years ended June 30
                                                    -------------------
                                           2002                            2001
                                           ----                            ----
     Dividend yield                        None                            None
     Expected Life                       5 years                         5 years
  Expected volatility                      165%                            187%
Risk-free interest rate                   4.09%                           5.07%

Applying the provisions of FASB Statement No. 123, results in a weighted-average grant date fair value of options of $ 13,747 and $122,090 for the years ended June 30, 2002 and 2001, respectively.

Stock Grants

The Company issued 115,000 shares valued at $23,000 to a certain employee during the year ended June 30, 2002. The shares were issued at $0.20 per share being the closing price of the Company's common stock on the grant date.

Employee Savings Plan

The Company has in effect an employee savings plan under which substantially all U.S. employees may contribute a percentage of their annual compensation, subject to annual Internal Revenue Code maximum limitations. The Company contributes 1% to 2% of the annual compensation for all participating employees who are contributing 1% to 5% of their compensation. Plan expense for the years ended June 30, 2002 and 2001 amount to $36,428, and $48,592, respectively.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 7. INCOME TAXES

At June 30, 2002, the Company had U.S. net operating loss carryforwards of approximately $10.3 million for income tax purposes that expire in varying amounts through 2022. These operating losses may be used to offset future taxable income in the United States. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards due to the uncertainty of their realization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        2002               2001
                                                        ----               ----
Deferred tax assets:
   Allowance for doubtful accounts                   $60,473            $33,486
   Net operating loss carry forwards-US            3,496,075          3,357,694
   Depreciable and amortizable assets                 58,050             71,374
   Other - net                                        15,015             18,451
                                                  -----------------------------
     Total deferred tax assets                     3,629,613          3,481,005

                                                  -----------------------------
   Valuation allowance                            (3,629,613)        (3,481,005)
                                                  -----------------------------
     Net deferred tax assets                              $0                 $0
                                                  =============================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 7. INCOME TAXES (continued)

A reconciliation of the Company's income tax provision for fiscal 2002 and 2001 and the amount computed by applying the statutory United States income tax rate of 34% consists of:

Tax rate reconciliation from continuing ops:
                                                          2002             2001
                                                      -------------------------
Federal income taxes at statutory rate                (191,725)        (489,821)
Foreign and state income taxes                          (8,994)               0
Change in valuation allowance                          147,074          487,916
Non-deductible items                                       968            1,905
Other items
                                                      -------------------------
Income tax (benefit) expense from cont'g ops
     (a)                                               (52,677)               0
                                                      =========================

Tax expense from discontinued ops:
Gain on liquidation                                    128,480
Tax expense on liquidation     (a)                     (52,677)
                                                      --------
Net gain on liquidation                                 75,803
                                                      ========
Net tax expense                                              0
                                                      ========

There was no provision for the income taxes necessary for the years ending June 30, 2002 and 2001.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rent expense charged to operations under operating leases for office space, computer equipment and software for the years ended June 30, 2002 and 2001 is $240,641 and $234,289 respectively.

The table below sets forth the Company's capital and operating lease obligations for office space and equipment used in operations payable during the fiscal years ending June 30,

                            Capital              Operating Leases               Total
                            Leases            Property       Equipment       Commitments
                        ---------------    -------------   -------------    --------------
2003                         $37,663          $186,985        $24,022          $248,670
2004                          31,756           186,985         17,586           236,327
2005                          14,854            62,328          7,461            84,643
                        ---------------    -------------   -------------    --------------
                             $84,273          $436,298        $49,069          $569,640
                        ===============    =============   =============    ==============
Less amount
   representing
   interest                   15,932
                        ---------------
Net obligations
   under capital
   leases                    $68,341
                        ===============

NOTE 9. EARNINGS (LOSS) PER SHARE

At June 30, 2002 and 2001, the effect of potentially dilutive securities is anti-dilutive due to Net loss. The following potentially dilutive securities were outstanding:

                                2002                            2001
                        Number       Price Range        Number      Price Range
                                          $                              $
Employee options        451,000       .09 - .44         461,000      .18 - .44
Other options           155,000         .315            166,250       .68- .315
Warrants                300,000          .20               -             -
Convertible Note       3,198,062         .20           1,527,777        .36

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial data is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the selected data have been included.

                                                                      Earnings
                                                                        (loss)
                             Revenues  Gross profit       Net loss   Per Share
                             --------  ------------       --------   ---------
Year ended June 30, 2002
Quarter ended
     September 30, 2001    $1,516,189      $479,466       $(53,615)      $(.01)
     December 31, 2001      1,239,533       383,841       (133,773)       (.02)
     March 31, 2002         1,281,371       375,742        (59,026)       (.01)
     June 30, 2002          1,098,537       211,146       (191,826)       (.03)
                           ---------------------------------------------------
                           $5,135,630    $1,450,195      $(438,240)     $(0.06)
                           ===================================================

Year ended June 30, 2001
Quarter ended
     September 30, 2000    $1,488,873       $76,959      $(211,542)      $(.05)
     December 31, 2000      1,506,398       396,904       (369,022)       (.07)
     March 31, 2001         1,704,256       388,110       (112,160)       (.02)
     June 30, 2001          1,903,691       362,807       (747,926)       (.12)
                           ---------------------------------------------------
                           $6,603,218    $1,224,780    $(1,440,650)      $(.27)
                           ===================================================

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 11. FOREIGN OPERATIONS AND MAJOR CUSTOMERS- SEGMENTS

Revenues, income (loss) before taxes, depreciation, and identifiable assets by geographic area are shown below. United Kingdom amounts relate solely to Saztec Europe, Limited. and its subsidiaries, whose customers are located in England, Scotland, Germany, and Italy. The Company discontinued its foreign operations in Fiscal 2001, (Note 1). Identifiable assets of Saztec Europe Ltd. located outside of Ardrossan, Scotland are immaterial.

Revenue                            Sep 30, 2001     Dec 31, 2001     Mar 31, 2002    June 30, 2002            Total
                                   ------------     ------------     ------------    -------------            -----
  United States                      $1,516,189       $1,239,533       $1,281,371       $1,098,537       $5,135,630
                                  ---------------------------------------------------------------------------------
                                     $1,516,189       $1,239,533       $1,281,371       $1,098,537       $5,135,630
                                  =================================================================================
Income (loss) before income tax
  United States                        $(53,615)       $(133,773)        $(59,026)       $(267,629)       $(514,043)
United Kingdom/West Europe                    0                0                0           75,803           75,803
                                  ---------------------------------------------------------------------------------
                                       $(53,615)       $(133,773)        $(59,026)       $(191,826)       $(438,240)
                                  =================================================================================
Depreciation
  United States                         $16,839          $16,705          $16,593          $15,586          $65,723
                                  ---------------------------------------------------------------------------------
                                        $16,839          $16,705          $16,593          $15,586          $65,723
                                  =================================================================================

Revenue                            Sep 30, 2000     Dec 31, 2000     Mar 31, 2001    June 30, 2001            Total
                                   ------------     ------------     ------------    -------------            -----
  United States                      $1,488,873       $1,506,398       $1,704,256       $1,903,691       $6,603,218
  United Kingdom/West. Europe           362,259          222,856          250,610                           835,725
                                  ---------------------------------------------------------------------------------
                                     $1,851,132       $1,729,254       $1,954,866       $1,903,691       $7,438,943
                                  =================================================================================
Income (loss) before income tax
  United States                       $(286,492)       $(314,242)       $(169,980)       $(556,488)     $(1,327,202)
  United Kingdom/West. Europe            74,950          (54,780)          57,820         (191,438)        (113,448)
                                  ---------------------------------------------------------------------------------
                                      $(211,542)       $(369,022)       $(112,160)       $(747,926)     $(1,440,650)
                                  =================================================================================
Depreciation
  United States                         $36,268          $27,197          $24,269          $29,418         $117,152
  United Kingdom/West. Europe           (36,227)          27,199          (46,205)               0          (55,233)
Amortization-U.S. only                    3,030            3,030            3,030          116,310          125,400
                                  ---------------------------------------------------------------------------------
                                         $3,071          $57,426         $(18,906)        $145,728         $187,319
                                  =================================================================================

Identifiable Assets               June 30, 2002    June 30, 2001
                                  -------------    -------------
  United States                      $1,809,699       $2,232,012
                                  ------------------------------
                                     $1,809,699       $2,232,012
                                  ==============================

Major Customers

One customer in the United States accounted for 13% of consolidated revenue for fiscal year 2002. One customer in the United States accounted for 11% of consolidated revenue for fiscal year 2001.

                   SAZTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 12: SUBSEQUENT EVENTS:

The Board of Directors meeting dated August 28, 2002 resolved to:

      1. To extend the Maida Vale Limited promissory note of $350,000. Thus the due date for the note would be extended to January 25, 2003

NOTE 13: LEGAL PROCEEDINGS

On January 26, 2001, Saztec Europe Limited, a wholly owned subsidiary of Saztec International Inc. filed a petition for liquidation under section 122 (a) of the Insolvency Act 1986 U.K. It had been determined that the Company's long term business model in Europe would not be profitable based on market conditions for our services. This decision will enable the Company to focus in on its core business of delivering high quality data conversion and image processing services with resources and distribution efforts focused on major enterprises and partners in the U.S. marketplace. Accordingly, the Company, reports Saztec Europe Limited as a discontinued segment. The Liquidation was completed in May 2002.

NOTE 14: RELATED PARTY MATTERS:

Datamatics is a principal stockholder of the Company. As of June 30, 2002, the Company owed Datamatics $600,000 in the form of a convertible promissory note (note 5). Datamatics provides data conversion, imaging, and other services to the Company and received payments for such services of $536,878 and $1,485,033 for the fiscal years ended June 30, 2001 and 2002, respectively. Datamatics also extended the credit terms for the amounts due for services provided. Datamatics as of June 30, 2002 had $850,903 outstanding for services provided as above. Datamatics America Inc. (DAI), a Datamatics Group Company, provides computer software and professional services to the Company. DAI received payments for such services of $15,369 and $65,567 for the fiscal years ended June 30, 2001 and June 30, 2002. The Company under a sales and marketing arrangement with Datamatics Technologies Inc., (DTI), a Datamatics Group Company, promoted the work-flow and document management services of DTI. The costs amounting to $ 115,187 for fiscal year ended June 30, 2002, relating to this promotion were re-imbursed to the Company by DTI.

Maida Vale Limited is a stockholder of the Company. As of June 30, 2002, Maida Vale Limited has a Note Payable for $ 350,000 to the Company, which is due January 25, 2003 and accrued interest of $ 52,899.

ITEM . CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       DISCLOSURES

None.

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The officers and directors of the Company are:

      Name                      Age       Position with Company
      ----                      ---       ---------------------

      Robert W. Forsyth         63        Chairman of the Board of Directors

      Lalit S. Kanodia          61        Director

      Tom W. Olofson            60        Director

      Lee R. Petillon           73        Director

      Pradeep Barthakur         54        Director

      Hans Lindroth             44        Director

      Vidur V. Bhogilal         32        Director, Vice President and Secretary

      Richard J. Orlando        53        President and Chief Executive Officer

Mr. Forsyth has been a director since June 5, 1997. In January 1999, he was elected Chairman of the Board of Directors. He has extensive experience in systems integration, software development and e-commerce markets. Mr. Forsyth was President and CEO of Travelogix, a travel technology company located in Houston, Texas, from October 1995 until June 2000. Travelogix is a wholly owned subsidiary of Tallard Infologix, N.V. Prior to joining Travelogix, he was President of the Outsourcing Marketing Division of Computer Sciences Corporation, from 1992 and Group Vice President of Program Development, from 1975 to 1987. Mr. Forsyth was President of Synercom Technology in Houston from 1987 to 1992.

Dr. Kanodia was elected director at the regular meeting of the Board of Directors on October 19, 2000. He has been the Chairman of the Datamatics Group of companies since 1975, and on the Board of Directors of various other corporations. Dr. Kanodia founded the Indian IT industry in India, after obtaining his PhD from Massachusetts Institute of Technology. Dr. Kanodia was a Ford Foundation Fellow and a consultant to numerous multinationals. He has extensive experience in the field of Information Technology, and is on numerous Executive Committees that promote IT.

Mr. Olofson was elected to the Company's Board of Directors in November 1991. Mr. Olofson has been Chairman and Chief Executive Officer of EPIQSystems, Inc. since July 1988. Mr. Olofson also serves as a member of the Board of Directors of various private companies in which he is an investor.

Mr. Petillon was elected to the Company's Board of Directors in August 1988. Since 1978 Mr. Petillon has been in private law practice, dealing primarily in the areas of business, corporation, securities, mergers and acquisitions and corporate finance. Mr. Petillon served as the Company's legal counsel from June 1983 to June 1988.

Mr. Barthakur was elected director at the regular meeting of the Board of Directors on September 12, 1996. Mr. Barthakur is President & Secretary of Datamatics Technologies Inc., where he has been employed since 2001. Datamatics Technologies Inc. is a part of the Datamatics Group of Companies.

Mr. Lindroth was elected director at the regular meeting of the Board of Directors on February 19, 1998. He lectures frequently on the publishing industry and has been instrumental in developing internet-based systems and electronic publishing, notably for Dagens Nyheter in Sweden. Mr. Lindroth is the Chief Executive Officer of Lingfield AB since April 1998, and prior to that was Vice President of Business Development at Marieberg N.V. since January 1997.

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

Mr. Richard J. Orlando joined the Company on December 12, 2000 as President and Chief Executive Officer. Mr. Orlando has extensive experience in the field of Operations, Sales and Marketing. Prior to joining the Company Mr. Orlando was Senior Vice President Sales at Myway.com a CMGI company from 1996. Prior to Myway, he was Vice President with Computertown Inc. from 1994, and Vice President at Data General Corporation from 1992. Prior to Data General Mr. Orlando was Vice President at Wang Laboratories.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth, for the fiscal year ended June 30, 2002 the compensation received by the Company's Chief Executive Officer and each of the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company, or would have exceeded $100,000 if they had been employed by the Company for the entire year.

                                                        Annual                                 Long Term
                                                     Compensation                          Compensation Award
                                                     ------------                          ------------------
                                                                                  Securities
Name and Principal                                                                Underlying             All Other
Position                            Year        Salary ($)    Bonus ($)           Options (#)         Compensation ($)
--------                            ----        ----------    ---------           -----------         ----------------
Richard J. Orlando
Chief Executive Officer             2002          175,000      40,000
                                    2001           89,519      45,938               291,000

Vidur V. Bhogilal
Chief Financial Officer             2002           95,000      10,000                20,000
                                    2001           31,789                            50,000

Raymond Barlow
Director of Sales                   2002           94,692
                                    2001           58,510                            30,000

Michael Cwalinski                   2002          102,117                            23,000
Director of Sales

Robert Matthews                     2002            8,846                            20,000
Director of Business
Development

Christopher Parker
Chief Executive Officer             2001           77,224                                                  70,000

Paul Parshley
Chief Financial Officer             2001           37,182

Stock Options Issued

Mr. Orlando was issued 166,000 options and 125,000 options, Mr. Bhogilal was issued 50,000 options and 20,000 options, Mr. Barlow was issued 30,000 options, Mr. Cwalinski was issued 20,000 options and 3,000 options and Mr. Matthews was issued 20,000 options in connection with the Company's Employee Stock Option Plan.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

                               Number of Securities       % of Total Options/SARs      Exercise or
                             Underlying Options/ SARs       Granted to Employees          Base
        Name                          Granted                  in Fiscal Year          Price ($/sh)    Expiration Date
        ----                          -------                  --------------          ------------    ---------------
Vidur V. Bhogilal                      20,000                      20.41%                  .14           Oct. 3, 2006

Michael Cwalinkski                     20,000                      20.41%                  .20          July 30, 2006

Michael Cwalinkski                      3,000                       3.06%                  .09            May 1, 2007

Robert Matthews                        20,000                      20.41%                  .09           May 16, 2007

Stock Options Exercised

During the year ended June 30, 2002 no stock options were exercised by the named executives and no stock options previously awarded were repriced. The following table sets forth, as of June 30, 2002 the exercisable and unexercisable portions of stock options held by the named executives.

                                                                               Number of Securities Underlying
                                                                          Unexercised Options at Fiscal Year End (#)
                               Shares Acquired          Value             ------------------------------------------
Name                           on Exercise ($)       Realized ($)           Exerciseable            Unexercisable
----                           ---------------       ------------           ------------            -------------
Richard J. Orlando                    -                   -                   116,400                  174,600

Vidur V. Bhogilal                     -                   -                    24,000                   46,000

Michael Cwalinksi                     -                   -                     4,600                   18,400

Robert Matthews                                                                 4,000                   16,000

As of June 30, 2002 there was no unrealized value with respect to the exercisable or unexercisable portions of the options held by the above-named executives.

Long-Term Incentive Plan Awards

The Company has no Long-term Incentive Plan Awards currently in effect.

Compensation of Directors

Two of the outside directors receive compensation of $1,250 per quarter plus $750 per day and actual expenses to attend regular meetings, while the third outside director receives $1,000 per quarter plus $750 per day and actual expenses to attend regular meetings. The Chairman of the Board of Directors receives $9,000 per quarter, plus actual expenses to attend regular meetings.

Employment Contracts

The Company has entered into an agreement dated July 1, 2002 with Mr. Richard J. Orlando to serve the Company as President and Chief Executive Officer. The contract expires June 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 27, 2002 information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.

NAME AND ADDRESS                             NO. OF SHARES     PERCENT OWNED (1)

Datamatics Technologies Limited (2)            7,600,085             73.06%
Unit 117/120 SDF 4, SEEPZ
Andheri East, Mumbai -400096 India

Maida Vale Limited (3a, 3b)                    7,600,085             73.06%
P. O. Box 545
St. Helier, Jersey JE4
8XY, Channel Islands

Richard P. Kiphart (4)                           386,446              5.36%
222 West Adams
Chicago, IL 60603

Robert W. Forsyth (5)                             96,000              1.33%
3568 Fair Oaks Way, Long Boat Key,
FL 34228-4167

Lee R. Petillon (6)                               51,000                *
21515 Hawthorne Blvd., #1260
Torrance, CA  90503

Tom W. Olofson (7)                               303,500              4.19%
501 Kansas Avenue
Kansas City, KS, 66105

Pradeep Barthakur (8)                            302,000              4.18%
26 Derby Lane
Tyngsboro, MA 01879

Dr. Lalit S. Kanodia (9)                       7,600,085             73.06%
Unit 117/120 SDF 4, SEEPZ
Andheri East, Mumbai -400096 India

Richard J. Orlando (10)                          231,400              3.16%
3 Chatham Circle
North Andover, MA 01845

Vidur V. Bhogilal (11)                           174,000              2.41%
A-1 Scotty Hollow Drive
North Chelmsford, MA 01863

Hans Lindroth (12)                                20,000                *
Odelbergs V9
134 40 GUSTAVBERG
Sweden

All Directors and Officers
as a Group (8 persons)                         7,544,200             71.37

* Less than one percent (1%)

(1) Based on 7,204,596 shares outstanding on September 27, 2002, exercisable options, in aggregate, on such date, for a total of 10,667,058.

(2) Includes 3,367,842 shares owned by Datamatics and 3,198,062 shares, which Datamatics has the right to acquire upon conversion of a loan from Datamatics to the Company. Also includes 1,034,181 shares owned by Maida Vale Limited, which shares are subject to a voting agreement between Datamatics and Maida Vale Limited.

The Datamatics Group is an India based Global Software and IT Solutions Company. Their expertise spans Software Development, Knowledge Management, Offshore Software Development, Professional Services, Product Enhancement, Support Services and many more. Datamatics has a corporate history of over 25 years, with a current employee strength of 1,300, and clients in 50 countries.

(3a) Includes 1,034,181 shares owned by Maida Vale Limited. Also includes 3,367,842 shares owned by Datamatics, and 3,198,062 shares which Datamatics has the right to acquire upon conversion of a loan from Datamatics to the Company, which shares are subject to a voting agreement between Datamatics, and Maida Vale.

(3b) Maida Vale Limited is wholly owned by Hammerwood (B.V.I.) Limited. Hammerwood is controlled by Elmwood Investment Holdings Ltd., a holding company organized in the British Virgin Islands. The Peder Sager Wallenberg Charitable Trust has the right to receive 25% of 99.9% of all dividends declared by Hammerwood and 99.9% of all assets of Hammerwood distributed upon any liquidation thereof. Additional information about Maida Vale Limited and its affiliates is contained in Amendment No. 7 to the Schedule 13D filed by such persons with the Securities and Exchange Commission on October 26, 2000.

(4) The shares beneficially owned by Mr. Kiphart are issued in the following manner: 350,686 shares owned directly, and 35,760 shares held in total by three trusts for Mr. Kiphart's children, of which Mrs. Kiphart is the trustee.

(5) The shares beneficially owned by Mr. Forsyth consist of 76,000 shares owned directly and vested options to purchase 20,000 shares.

(6) The shares beneficially owned by Mr. Petillon consist of 29,000 shares pursuant to vested stock options, 12,000 shares owned directly by Mr. Petillon and 10,000 shares owned by Petillon & Hansen, of which Mr. Petillon is a partner.

(7) The shares beneficially owned by Mr. Olofson consist of 271,500 shares owned directly, and vested options to purchase 32,000 shares.

(8) The shares held by Mr. Barthakur consist of 279,000 shares owned directly, and vested rights to purchase 23,000 shares pursuant to stock options.

(9) Dr. Lalit S. Kanodia has beneficial ownership of 96.96% of Datamatics Technologies Ltd.'s outstanding shares. Datamatics directly owns 3,367,842 shares and has the right to acquire 3,198,062 shares upon conversion of a loan given to the Company.

(10) The shares held by Mr. Orlando consist of 115,000 shares owned directly, and vested stock options to purchase 116,400 shares pursuant to stock options.

(11) The shares beneficially owned by Mr. Bhogilal consist of 24,000 shares pursuant to vested stock options, and 150,000 shares owned directly by Mr. Bhogilal.

(12) The shares held by Mr. Lindroth consist of vested options to purchase 20,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company extended the due date on the Maida Vale Limited Promissory Note of $350,000 to January 25, 2003. Datamatics exercised its option to convert into shares of common stock of the Company to the extent of $302,281 ($250,000 of unpaid principal amount and $52,281 of unpaid interest) of the $550,000 Convertible Note due September 25, 2001, and the remaining $300,000 was rolled over into a new Convertible Note due November 1, 2003. The Company added another $300,000 (received as fresh cash infusion from Datamatics) to the new note, making the amount of the new note $600,000. The terms of the New Convertible Note offer Datamatics the option to convert the unpaid portion (principal and interest) into shares of common stock of the Company at a price of $0.20 per share. The Company also issued 300,000 warrants to Datamatics to purchase 300,000 shares of common stock at $0.20 per share at any time after October 2003 and before March 2004, in compensation for the corporate guaranty given for a two year period on $1,500,000.

Datamatics provides data conversion, imaging, and other services to the Company. Datamatics received payments for such services of $536,878 and $1,485,033 for the fiscal years ended June 30, 2001 and 2002, respectively. Datamatics also extended the credit terms for the amounts due for services provided. Datamatics as on June 30, 2002 had $850,903 outstanding for services provided as above.

DAI provides computer software and professional services to the Company. Datamatics received payments for such services $15,369 and $65,567 for the fiscal years ended June 30, 2001 and 2002 respectively.

DTI promotes the work-flow and document management services of DTI. The costs amounting to $115,187 for fiscal year ended June 30, 2002, relating to this promotion were re-imbursed to the Company by DTI.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

Exhibit
Number
   1        Certification of Chief Executive Officer
   2        Certification of Chief Financial Officer

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

Exhibit   Description                         Filed as Exhibit:
  No.

 2        Plan of Recapitalization            2 to Form 8-K dated February 19,
                                              1993

 2.1      Amendment to By-Laws of Saztec      2.1 to Form 10-QSB for the quarter
          International, Inc.                 ended March 31, 1998

 3        Articles of Incorporation and       3 to Form 10-K for the year ended
          By-Laws                             June 30, 1990

 3(i)     Certificate of Amendment of         3(i) to Form 10-QSB for the
          Articles of Incorporation of        quarter ended September 30, 1997
          Saztec International, Inc.

 4        Instruments defining the rights of  4 to Form 10-K for the year ended
          security holders including          June 30, 1990
          indentures.

 4.1      Ten Year Convertible Debenture      4 to Form 10-K for the year ended
          Note Agreement                      June 30, 1992


 4.2      Certificate of Determination for    4 to Form 8-K dated February 19,
          the establishment of the Series A   1993
          Cumulative Preferred Stock

 4.3      Registration Rights Agreement       4 to Form 8-K dated December 31,
          dated December 31, 1993 among       1993
          Saztec International, Inc.,
          Tallard B.V., Barry Craig, and the
          Preferred Shareholders

 10.1     Stock Purchase Agreement between    10 to Form 8-K dated October 5,
          Saztec International, Inc., and     1994
          Tallard B.V.

 10.2     Agreement dated January 9, 1995     10 to Form 10-Q for the Quarter
          between Saztec International,       ended December 31, 1994
          Inc., the Meyerson Group and the
          Placement Warrant Holders

 10.3     The rescission of the purchase of   2 to Form 8-K dated February 17,
          CFL, Ltd. common stock              1993

 10.4     Loan Agreement between Tallard      10 to Form 8-K dated February 19,
          B.V. and Saztec Europe, Ltd.        1993

 10.5     Conversion Agreement dated          10 to Form 8-K dated December 31,
          December 31, 1993 among Saztec      1993
          International, Inc., Tallard B.V.,
          and the Preferred Shareholders

 10.6     Renewal of Revolving Credit         10 to Form 8-K dated June 2, 1995
          Agreement

 10.7     Renewal of Revolving Credit         10 to Form 8-K dated June 19, 1995
          Agreement

 10.8     1995 Employee Stock Option Plan     10.8 to Form 10K-SB, for the year
                                              ended June 30, 1995

 10.9     1995 Non-Employee Directors Stock   10.9 to Form 10K-SB, for the year
          Option Plan                         ended June 30, 1995

 10.10    Employment Agreement for Gary N.    10.10 to Form 10K-SB, for the year
          Abernathy of January 1, 1995        ended June 30, 1995

 10.11    Renewal of Revolving Credit         10.11 to Form 10K-SB, for the year
          Agreement dated August 12, 1995     ended June 30, 1995

 10.12    Renewal of Revolving Credit         10.12 to Form 10K-SB, for the year
          Agreement dated January 29, 1996    ended June 30, 1996

 10.13    Renewal of credit agreement dated   10.13 to Form 10K-SB for the year
          July 1, 1997                        ended June 30, 1997

 10.14    Renewal of credit agreement dated   10.14 to Form 10K-SB for the year
          October 7, 1997                     ended June 30, 1997

 10.15    Employment contract, Christopher    10.15 to Form 10-QSB for the
          Parker                              quarter ended March 31, 1998

 10.16    Renewal of revolving credit         10.16 to Form 10-QSB for the
          agreement dated April 1, 1998       quarter ended March 31, 1998

 16       Change in certifying public         1 to Form 8-K dated January 26,
          accountants                         1996

 99       Delisting of common stock by        1 to Form 8-K dated November 21,
          NASDAQ Stock Market, Inc.           1995

 100      Revolving Credit agreement dated    1 to Form 10-KSB for the period
          August 30, 2001                     ended June 30, 2001

 101      Convertible Promissory Note date    2 to Form 10-KSB for the period
          September 25, 2001                  ended June 30, 2001

 99.1     Certification of Chief Executive    1 to Form 10-KSB for the period
          Officer                             ended June 30, 2002

 99.2     Certification of Chief Financial    2 to Form 10-KSB for the period
          Officer                             ended June 30, 2002

(b) Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 10, 2002


     SAZTEC INTERNATIONAL, INC.
     --------------------------


     By:       /s/ Robert W. Forsyth
        ----------------------------------------------
               Robert W. Forsyth
               Chairman of the Board and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 10, 2002.

Signature                      Capacity
---------                      --------

/s/ Robert W. Forsyth          Chairman of the Board and Director
---------------------
Robert W. Forsyth

/s/Richard J. Orlando          President and Chief Executive Officer
---------------------
Richard J. Orlando

/s/ Vidur V. Bhogilal          Vice President of Finance, Secretary and Director
---------------------
Vidur V. Bhogilal

/s/ Tom W. Olofson             Director
------------------
Tom W. Olofson

/s/ Lee R. Petillon            Director
-------------------
Lee R. Petillon

/s/ Lalit S. Kanodia           Director
--------------------
Lalit S. Kanodia

/s/ Hans Lindroth              Director
-----------------
Hans Lindroth

/s/ Pradeep Barthakur          Director
---------------------
Pradeep Barthakur

CHIEF EXECUTIVE OFFICER CERTIFICATION (SECTION 302)

I, Richard J. Orlando, certify that:

1. I have reviewed this annual report on Form 10-KSB of Saztec International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 10, 2002


                                         /s/ Richard J. Orlando
                                         ----------------------
                                         Richard J. Orlando
                                         President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION (SECTION 302)

I, Vidur V. Bhogilal, certify that:

1. I have reviewed this annual report on Form 10-KSB of Saztec International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 10, 2002


                                         /s/ Vidur V. Bhogilal
                                         ---------------------
                                         Vidur V. Bhogilal
                                         Chief Financial Officer


                                  EXHIBIT INDEX

  EXHIBIT                                 DESCRIPTION
-----------     ----------------------------------------------------------------

  99.1                      Certification of Chief Executive Officer
  99.2                      Certification of Chief Executive Officer